Form 10-K
period 2021-12-31
Newcourt Acquisition Corp
filed 2022-04-01
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-40929

Newcourt Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2201 Broadway, Suite 705 Oakland, CA	94612
(Address of principal executive Offices)	(zip code)

Registrant’s telephone number, including area code: (510) 214-3750
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	NCACU	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share for $11.50 per share	NCACW	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	NCAC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Auditor PCAOB ID Number: 2468	Auditor Name: Citrin Cooperman & Company, LLP	Auditor Location: New York, New York

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The Registrant’s Units began trading on Nasdaq Global Market on October 20, 2021 and the Registrant’s shares of Class A ordinary shares began separate trading on Nasdaq Global Market on December 10, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on The Nasdaq Capital Market was $258,768,000.

As of March 15, 2022 there were 26,140,000 Class A ordinary shares, par value $0.0001 and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective business targets;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments that may affect us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under Item 1A of this Report under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters;
●	“Cohen” or “CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group LLC;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“equity linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially purchased by certain initial holders in a private placement prior to our initial public offering, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on October 22, 2021;
●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” are to the letter agreement entered into on October 19, 2021, by and among the Company, its officers, directors and Newcourt SPAC Sponsor LLC;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to 1,140,000 units issued in a private placement which occurred simultaneously with the initial public offering;
●	“placement warrant” are to 570,000 warrants included in the placement units, the issuance of which occurred simultaneously with the initial public offering;
●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“private placement” are to the private placement of an aggregate of 1,140,000 units being purchased by our sponsor, Cantor, and Cohen which occurred simultaneously with the completion of our initial public offering at the purchase price of $10.00 per unit for a total purchase price of $11,400,000;
●	“Registration Statement” are to the Form S-1 filed with the SEC March 16, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal period ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Newcourt SPAC Sponsor LLC, a Delaware limited liability company;
●	“trust account” or “Trust Account” are to the trust account in which an amount of $255,000,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market) and the private placement in connection thereof, which consist of one public share and one-half of one public warrant; and
●	“we,” “us,” “Company” or “our company”, “NCAC” are to Newcourt Acquisition Corp., a Cayman Islands exempted company.

PART I

Item 1.    Business.

Introduction

Newcourt Acquisition Corp (“NCAC”) is a newly formed blank check company incorporated on February 25, 2021 as a Cayman Islands company for the purpose of effecting a merger, capital exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and searching for a potential target for the initial business combination.

Since our initial public offering, we have concentrated our efforts on identifying digital financial services and financial technology (“fintech”) businesses with exposure to emerging markets, though we may pursue a business combination outside of those industries. If we elect to pursue an investment outside of those industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we decide to acquire.

We are not, however, required to complete our initial business combination with a fintech company. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of access to capital, or financial, operational, strategic or managerial support, to maximize value.

Initial Public Offering

On October 22, 2021, we consummated our initial public offering (the “IPO”) of 25,000,000 units, including 3,000,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share, and one-half public warrant, with each whole warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate 1,140,000 units to our sponsor, Cantor and CCM at a purchase price of $10.00 per private placement unit, generating gross proceeds of $11,400,000.

A total of $255,000,000, comprised of the proceeds from the initial public offering, the underwriters’ exercise of partial over-allotment option and the sale of the private placement units was placed in the trust account with Continental acting as trustee.

Our Management Team, Directors and Advisors

We seek to capitalize on the significant investment, technology, financial services, financial technology and banking experience and contacts of our management team, board of directors and advisors to identify, evaluate and acquire a digital financial services or fintech business with exposure to emerging markets that benefits from the material shifts described below. Our management team consists of Dr. Michael Jordaan, Chairman of our board of directors, Marc Balkin, Chief Executive Officer, and Daniel Rogers, Chief Financial Officer, and our board of directors also includes Simran Aggarwal, Rohit Bodas and Nicole Farb. Additionally, we have an advisory board that includes Ryan Gilbert.

Members of our board of directors and advisory board have served as executive officers, directors and/or advisors to FTAC Olympus Acquisition Corp. (“FTOC”), a blank check company which raised $750 million in its initial public offering on August 7, 2020, and announced its initial business combination with Payoneer on February 3, 2021. FTOC trades on the Nasdaq Global Market under the symbol FTOC. Members of our management team and board of directors have deep experience working on a business combination similar to the one we are seeking to conduct, which we believe potential target businesses view as a positive factor when considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate.

Our management team, board of directors and advisory board have immense experience in emerging markets, financial technology industry, in particular and extensive experience in operating business in a public company environment.

Our Business Strategy

Our business strategy is to identify and complete our initial business combination with a digital financial services or fintech company with exposure to emerging markets. We believe that there is a unique opportunity to take advantage of the technology-enabled shift in financial services and the financial empowerment of the middle class in emerging markets supported by strong demographic trends and government reforms. We are focused on finding candidates that are high-quality companies or businesses that haves the potential to improve their overall value proposition by leveraging our broad experience, extensive networks and significant expertise in building a strong business with sustainable competitive advantages.

We believe our management team, board of directors and advisory board have deep experience with:

●	identifying, sourcing, negotiating and executing acquisitions in emerging market growth sectors and in emerging markets generally;
●	sorting through opportunities that leverage emerging market strengths and avoiding ones that may face significant headwinds;
●	identifying the right entrepreneurs that can add value as long-term partners;
●	investing in, managing and operating companies in fintech and a variety of other industries;
●	attracting, selecting and retaining high-performing management teams with proven track records;
●	partnering with other industry-leading companies to increase sales and improve profitability, enhancing the competitive position of companies;
●	accessing capital markets, including local and international capital sources, across various business cycles; and
●	navigating changing and complex legal, regulatory and tax environments within emerging markets.

Our management team, board of directors and advisory board have developed a broad network of contacts and personal and corporate relationships that we believe will serve as a useful source to identify and assess acquisition opportunities.

Our Market Opportunity

We believe that emerging markets are proving to be fertile ground for financial technology companies aiming to disrupt the traditional financial services industry. We anticipate that fintech providers will continue to transform financial services in emerging markets by providing new methods of delivering services like remittances, mobile payments, online banking and alternative lending products to growing and more affluent consumer and business customer bases. The OECD estimates that emerging markets will house 70% of global consumption by 2030 (up from 25% in 2009).

Historically, individuals and small businesses in emerging markets have suffered from a lack of access to basic financial services, with banks only extending their offerings to these countries’ wealthiest, leaving many to rely heavily on cash-based transactions, and access to credit has been sparse.

With new technologies that leverage software and mobile connectivity, we anticipate that fintech providers will continue to extend digital services efficiently and inexpensively to hundreds of millions of people in emerging markets. We believe that the widespread adoption of these services is likely to accelerate growth in emerging markets as it fuels consumerism, technological “leap-frogging” and more effective government policies, and that COVID-19 has served to accelerate the majority of these trends in tech-enabled financial services.

Until recently, cash transactions have been pervasive in emerging markets, as many households and small businesses had no bank accounts. Digital wallets holding digital currency have been a common solution in emerging markets, often provided in conjunction with mobile network operators. These wallets are filling the gap where bank accounts have failed to penetrate. This trend is an example of “leap-frogged” technologies, or technologies that have skipped interim developmental steps, which are common in developed markets and increasingly seen in emerging markets. In our view, this leads to cheaper and more efficient means of payment, remittances, lending and banking. We see these trends playing out across financial services in emerging markets, including but not limited to the following sectors:

●	Remittances: Fintech companies are disrupting traditional remittance business models, improving the cost and ease of electronic remittances. Facilitating transfers of capital and wealth from individuals in developed markets to family members in emerging markets is increasing consumption and spending in these markets.
●	Digital Payments: Digital payments out of digital wallets or using virtual credit card numbers allow for instant payments at low cost. Customers who have bank accounts are choosing digital payments for convenience, and for those who do not have bank accounts, it is generally the only alternative to paying in physical cash.
●	Digital Lending: Loans are being disbursed and collected over mobile wallet platforms. These loans were previously typically not available to individuals and small and medium-sized enterprises. Non-bank lenders now use algorithms and data collected digitally from borrowers to make live credit decisions, and default rates on loans are often less than 1% per annum.
●	Wealth Management: More than half of the population in developing markets do not have bank accounts. Savings are often cash-based, do not pay interest and are not protected against inflation. Digitization of these basic financial services is creating a massive opportunity for new banking and wealth management businesses in emerging markets. As emerging markets grow, consumers are expected to become wealthier and enter the middle class, thereby increasing demand for wealth management tools.
●	Digital Banking: In emerging markets, many of the above services are being brought together either as native services or on digital banking platforms hosting best-of-breed services and providing customers with a one-stop mobile-based banking service.

Emerging markets in general have less accessible capital market funding for businesses such as high-growth fintech companies. We are focused on finding well-suited fintech companies, with exposure to emerging markets that are seeking access to capital, for which a merger with us will be an attractive option.

Acquisition and Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into our initial business combination with a target that does not necessarily meet one or all of these criteria and guidelines. We evaluate and weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We are focusing on target businesses that we believe:

●	are in sectors with strong growth potential;
●	have resilient business models;
●	are in non-cyclical industries;
●	are preferably in, but are not limited to, digital financial services or fintech sectors with exposure to emerging markets;
●	have defensible market positions, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

●	have strong, experienced management teams with long-term commitment, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;
●	provide a platform for add-on acquisitions, which we believe will be an opportunity for our sponsor and its members, as well as management team to deliver incremental shareholder value post-acquisition;
●	exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;
●	have a diversified customer base better positioned to endure economic downturns, changes in the industry landscape and evolving customer, supplier and competitor preferences;
●	have attractive potential for international or regional expansion;
●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and
●	can benefit from being publicly traded, are prepared to be a publicly traded company and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholders approval, as applicable.

Effecting Our Initial Business Combination

General

We are not presently engaged in any operations and we will not engage in any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will continue to assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Acquisition Candidates

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to the IPO, public relations and marketing efforts or direct contact by management following the completion of the IPO.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers or directors, or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the IPO by our sponsor and its affiliates to cover offering-relating and organization expenses and (ii) repayment of incremental loans that our sponsor, members of our management team, board of directors or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), and (iii) reimbursements for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to Cantor Fitzgerald & Co., as representative of the underwriters, that such an initial business combination is fair to our shareholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Our board of directors will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares and/or placement units following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of $242,500,000 assuming no redemptions and after payment of $12,500,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the IPO, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 23.0% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 22, 2023.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only 15 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination by January 22, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period.

Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 22, 2023. However, if our initial holders, sponsor, officers or directors acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 22, 2023.

Our initial holders, sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,500,000 from the proceeds of the IPO and the sale of the placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 15 months from the closing of the IPO, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;
●	if our initial business combination is not consummated by January 22, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human capital and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Newcourt SPAC Sponsor LLC has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Newcourt SPAC Sponsor LLC will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Newcourt SPAC Sponsor LLC has sufficient funds to satisfy their indemnity obligations and believe that Newcourt SPAC Sponsor LLC’s only assets are securities of our company. We have not asked Newcourt SPAC Sponsor LLC to reserve for such obligations.

Human Capital Management

As of the effective date of this Report, we have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

On October 18, 2021, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.    Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We currently maintain our executive offices at 2201 Broadway, Suite 705, Oakland, CA 94612. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor or its affiliate for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our units, Class A ordinary shares and warrants are traded on Nasdaq under the symbols “NCACU,” “NCAC” and “NCACW,” respectively.

Holders

Although there are a larger number of beneficial owners, at March 15, 2022, there were 4 holders of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Security by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On October 22, 2021, the Company consummated its initial public offering of 25,000,000 units, at $10.00 per unit, including 3,000,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in part, generating gross proceeds of $250,000,000. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,140,000 placement units at a price of $10.00 per placement unit in a private placement to the Company’s sponsor, Newcourt SPAC Sponsor LLC and underwriters Cantor Fitzgerald & Co. and Cohen & Company Capital Markets, generating gross proceeds of $11,400,000.

A total of $255,000,000 of the proceeds from the initial public offering (which amount includes $11,000,000 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based trust account with Continental acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our share, debt or a combination of cash, share and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $8,230,440, which primarily consists of operating expenses of $334,288, change in the fair value of the warrant liability by $9,671,800 and offering costs related to warrant issuance of $1,109,496.

Liquidity and Capital Resources

On October 22, 2021, we consummated the IPO of 25,000,000 units, at $10.00 per unit, which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 1,140,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit to the sponsors at a price of $10 per Private Placement Unit, generating gross proceeds of $11,400,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and the Over-Allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units were placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the trust account) and $1,149,574 of other costs.

For the period from February 25, 2021 through December 31, 2021, cash used in operating activities was $839,173. Net cash used in investing activities was $255,000,000 and net cash provided by financing activities was $256,487,455 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we invested in a money market fund which is held in the trust account of $255,002,424. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $648,282 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

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

The underwriter is entitled to deferred underwriting commissions of $13,100,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

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

Critical Accounting Policies

The preparation of   financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary share Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Ordinary Share

The Company has two classes of shares, Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period, excluding shares of ordinary share subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages 44 through 61 comprising a portion of this Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

On March 28, 2022, the Company entered into an Administrative Service Agreement with our sponsor, dated as of October 19, 2021, pursuant to which the Company pays a $20,000 per month fee to our sponsor for office space, administrative and shared personnel support services.

The foregoing summary of the Administrative Service Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Administrative Service Agreement, a copy of which is attached as Exhibit 10.4 to this Report, and is incorporated herein by reference.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Michael Jordaan	53	Chairman of the Board of Directors
Marc Balkin	48	Chief Executive Officer
Daniel Rogers	52	Chief Financial Officer
Simran Aggarwal	49	Director nominee
Rohit Bodas	46	Director nominee
Nicole Farb	43	Director nominee

Michael Jordaan has served as Chairman of our board of directors since March 2021.  Dr. Jordaan is a founder and since 2014 has served as the Chief Executive Officer of Montegray Capital, a venture capital firm invested in 25 businesses around the world that aim to operate disruptive business solutions enabled by technology.  He has extensive experience navigating the regulatory environment of global emerging markets.  Dr. Jordaan currently serves as the Chairman of Bank Zero, a digital bank in South Africa that he founded in 2018.  He also invests in and advises innovative businesses such as 5G data network Rain, where he is a director, and serves as the Chairman of SA SME Fund Investment Committee, a R1.4 billion fund that invests in venture capital funds, growth funds and impact investment funds.  From 2004 to 2014, Dr. Jordaan served as the CEO of First National Bank (“FNB”) (formerly Barclays Bank South Africa).  During his tenure as CEO at FNB, the bank served 7.3 million customers and grew into eight African countries, India and the United Kingdom.  He led FNB to be named the “World’s Most Innovative Bank” in the 2012 BAI-Finacle Global Banking Innovation Awards, as well as “Best Digital Bank” and “Coolest Bank”.  He was also the recipient of the CNBC Africa Business Leader of the Year for Southern Africa Award and was voted Business Leader of the year in 2013 by the chief executives of the top 100 companies on the Johannesburg Stock Exchange.  From 1999 to 2004, Dr. Jordaan served as the CEO for several lines of business within FNB, including FNB Home Loans, eBucks.com and FNB Customer Solutions Division.  Prior to his work with FNB, Dr. Jordaan served as the CEO of Origin Bank where he established and led Origin, a merchant bank for individuals.  Dr. Jordaan also served as a Commissioned Officer in the SA Navy.  Dr. Jordaan graduated from Paul Roos Gymnasium, Stellenbosch, South Africa in 1985.  He completed his M. Comm (Economics) in 1992 and PhD (Banking Supervision) at Stellenbosch University in 1997.  We believe Dr. Jordaan is well-qualified to serve as a member of our board of directors due to his extensive investment and management experience and deep specific knowledge in the areas of fintech and financial services.

Marc Balkin has been our Chief Executive Officer since March 2021.  Mr. Balkin is a founder of Balkin and Co, an advisory firm that has advised private equity firms and family offices on mergers, acquisitions and investments in Africa since 2015.  Clients have included HP Bet (part of the family office of Dr. Hasso Plattner, a founder and current Chairman of SAP), Omidyar Network (part of the family office of Pierre Omidyar, the founder of eBay) and Rand Merchant Bank.  Prior to founding Balkin and Co, Mr. Balkin was the Managing Partner of Hasso Plattner Ventures Africa, a Venture Fund in which Dr. Plattner was the key limited partner.  Mr. Balkin also held responsibility for managing the Emerging Market portfolio of private equity and venture capital assets of Dr. Plattner’s family office.  Mr. Balkin is currently a partner at DiGame, a growth fund focused on Africa and the Middle East in which the key investor is Abu Dhabi Investment Counsel (“ADIC”).  Mr. Balkin represents DiGame on the board of direct-to-consumer asset manager 10X Investments.  Since 2004, Mr. Balkin has served on and chaired a range of venture capital and private equity fund investment committees as the representative of the limited partners or investors.  These include Enablis, First National Bank Vumela Fund, Telkom Future Makers and Alithea IDF.  Between 2000 and 2007, Mr. Balkin was the founding partner of O2 Capital, a private equity fund manager for the Msele Nedventures Fund.  The LPs in the fund included a range of development finance institutions such as Proparco (France), DEG (Germany) and IDC (South Africa) and the fund invested primarily in technology businesses in South Africa.  Mr. Balkin obtained his BA in 1995 and his LLB in 1997 from University of Witwatersrand in Johannesburg.

Daniel Rogers has been our Chief Financial Officer since March 2021.  Since founding FintechForce, Inc. in 2008, Mr. Rogers has served as Chief Executive Officer of the advisory and financial management outsourcing firm, which advises venture-backed fintech companies on financial matters, accounting and fundraising.  Representative clients have included Earnest, BillFloat, Flexible Finance, Helpshift and Encircle Labs.  In addition, Mr. Rogers served as the Chief Financial Officer of Endpoint Clinical (acquired by LabCorp (NYSE: LH)), Simplee (acquired by Flywire) and Plastic Jungle (acquired by InComm).  Prior to working with venture-backed fintech companies, Mr. Rogers served as the Chief Financial Officer for Fifth Third Processing Solutions, a division of Fifth Third Bank (NASDAQ: FITB).  From 1998 to 2007, Mr. Rogers served as Vice President of Finance for Wells Fargo Merchant Services, a division of Wells Fargo Bank, N.A. (NYSE: WFC) and Vice President of Corporate Financial Planning & Analysis at Wells Fargo & Company.  Mr. Rogers obtained his BSc in 1992 from Lafayette College and his MBA in 1998 from Pennsylvania State University.

Simran Rekhi Aggarwal serves as an independent director immediately upon the effective date of this Report.  Mrs. Aggarwal is the Founder and President of Fintech Meetup, a digital-first events company that connects the payments, banking and financial services community, and Personatech, an event-tech company.  Previously, she founded and led large scale events including Money20/20 (fintech) which was acquired by Ascential, as well as Shoptalk (retail and ecommerce) and Groceryshop (grocery and consumer packaged goods), which were acquired by Hyve Group.  Mrs. Aggarwal received a Bachelor of Science degree in Economics and Finance from the New York University Stern School of Business.  We believe Mrs. Aggarwal is well-qualified to serve as a member of our board of directors due to her significant direct experience working with financial technology companies.

Rohit Bodas serves as an independent director immediately upon the effective date of this Report.  Mr. Bodas brings over 20 years of experience as a venture capital investor, software engineer, startup advisor and angel investor in the technology and financial service industries.  From September 2017 to May 2021, Mr. Bodas served as a General Partner at Propel Venture Partners Global SL, a $250 million venture capital fund backed by Banco Bilbao Vizcaya Argentaria (“BBVA”).  Before joining Propel Venture Partners, from November 2011 to July 2017, Mr. Bodas was a founding member of Amex Ventures, the strategic investment group for American Express. Before American Express, Mr. Bodas was a funding member of Hartford Ventures, the strategic investment arm of The Hartford Financial Services Group.  Over his career, Mr. Bodas has led investments in several high-growth and successful startups in the US, Mexico, UK, and India.  Notable investments include Plaid, Groww, Trulioo, Clip, ChargePoint (NYSE: CHPT), inAuth (acquired by American Express), and Mezi (acquired by American Express), among others.  Earlier in his career, Mr. Bodas held roles in engineering and product development at Motorola Research Labs, and he is an inventor of seven US patents.  Mr. Bodas has a BE in Electronics and Telecommunications, MS in Computer Science, and received his MBA from the Kellogg School of Management.  Mr. Bodas is also an advisor to FTOC and an active angel investor.  He is the founder of Amara.vc, a private angel investment syndicate focusing on fintech and AI startups in the US and India.  We believe Mr. Bodas is well-qualified to serve as a member of our board of directors due to his extensive investment experience and deep specific knowledge in the areas of fintech and financial services.

Nicole Farb serves as an independent director of the Company.  Mrs. Farb is an experienced entrepreneur, investor, company executive and advisor with deep expertise in the technology sector.  She is currently a Venture Partner with Headline Ventures and advisor to SoFi and Joe Bike, a bicycle subscription service company, and has served on its board of directors since February 2021.  Previously, Mrs. Farb served as an Advisor and Vice President to Grove Collaborative.  From 2013 to 2019, Mrs. Farb was CEO, co-founder and a director of Darby Smart (acquired).  From 2009 to 2013, Mrs. Farb worked at Goldman Sachs Technology Investment Banking Group, initially as an associate and later as a vice president and head of emerging private companies.  Mrs. Farb received a Bachelor of Arts degree in Journalism from Loyola University Chicago and an MBA from University of Chicago.  We believe Mrs. Farb is well-qualified to serve as a member of our board of directors due to her significant experience working on capital markets transactions and providing corporate leadership.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of six members.  Holders of our founder shares had the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares did not have the right to vote on the appointment of directors during such time.  These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting.  Each of our directors will hold office for a two-year term.  Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.  Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.  Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person who has No material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company).  We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules prior to completion of the initial public offering.  A majority of our board of directors is comprised of independent directors to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules.

Our board of directors has determined that Simran Aggarwal, Rohit Bodas and Nicole Farb are independent directors under applicable SEC and Nasdaq rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors will have two standing committees: an audit committee and a compensation committee.  Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below.  We filed a copy of our audit committee charter and compensation committee charter as exhibits to the IPO registration statement.  Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Upon the effectiveness of the IPO, we established an audit committee of the board of directors.  The initial members of our audit committee are Mr. Bodas, Mrs. Aggarwal and Mrs. Farb.  Our board of directors has determined that Mr. Bodas is independent under Nasdaq listing standards and applicable SEC rules.  Mr. Bodas serves as chairman of the audit committee.  Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions.  Each of Mr. Bodas, Mrs. Aggarwal and Mrs. Farb meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act.  Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bodas qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the effectiveness of the IPO registration statement, we established a compensation committee of the board of directors.  The members of our Compensation Committee are Mrs. Aggarwal, Mrs. Farb and Mr. Bodas.  Mrs. Aggarwal will serve as chairman of the compensation committee.  Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the compensation committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq.  Our board of directors have determined that Mrs. Aggarwal, Mrs. Farb and Mr. Bodas are independent.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.  However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules.  In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.  The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee.  The directors who will initially participate in the consideration and recommendation of director nominees are Mrs. Aggarwal, Mr. Bodas and Mrs. Farb.  Any independent directors elected in the future will also participate in the consideration and recommendation of director nominees.  In accordance with Rule 5605 of the Nasdaq rules, Mrs. Aggarwal, Mr. Bodas and Mrs. Farb are independent.  As there is No standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting).  Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess.  In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Ethics

Prior to the effectiveness of the IPO registration statement, we adopted a Code of Ethics applicable to our directors and officers, a copy of which is filed as an exhibit to this Report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime.  Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default.  We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation.

Officer and Director Compensation

None of our officers or directors have received any cash compensation from us for services rendered to us.  Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor or its affiliate a total of $20,000 per month for office space, administrative and shared personnel support services.  Our sponsor allocated 15,000 founder shares to each independent director.  Our sponsor, officers and directors, or entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  Our audit committee reviewed on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company.  All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.  It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation.  Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination.  The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination.  We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,675,000 ordinary shares, consisting of (i) 26,140,000 Class A ordinary shares and (ii) 6,535,000 Class B ordinary shares, issued and outstanding as of March 25, 2022. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Percentage
	Number of		Number of		of
	Shares	Approximate	Shares	Approximate	Outstanding
Name and Address of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Owner (1)	Owned	of Class	Owned	of Class	Shares
Newcourt SPAC Sponsor LLC (2)	7,455,000	28.5%	6,535,000	100.0%	42.8%
Michael Jordaan(3)	—	—	—	—	—
Marc Balkin(3)	—	—	—	—	—
Daniel Rogers(3)	—	—	—	—	—
Simran Aggarwal(3)	—	—	—	—	—
Rohit Bodas(3)	—	—	—	—	—
Nicole Farb (3)
All directors and officers as a group (Six individuals)(3)	—	—	—	—	—
Saba Capital Management, L.P (4)	1,678,915	6.4%	—	—	6.4%
Highbridge Capital Management, LLC (5)	1,553,685	5.94%	—	—	7.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Newcourt Acquisition Corp. 2201 Broadway, Suite 705, Oakland, CA 94612.
(2)	Sponsor is organized under the laws of the State of Delaware. Tabula Rasa Limited, a British Virgin Islands company with limited liability, is the sole manager of Sponsor. Fiducia Trustees Limited is the sole corporate director of Tabula Rasa Limited. The address for the principal business office of the Sponsor is 2201 Broadway, Suite 705, Oakland, CA 94612.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.
(4)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 14, 2022 and represents shares deemed beneficially owned by each of Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. The business address of each of the entities and individual above is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	Based solely upon information contained in the Schedule 13G/A filed with the SEC on February 3, 2022. The business address is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our sponsor purchased 5,912,500 founder shares for a purchase price of $25,000, or approximately $0.004 per share. In September 2021, we effected a dividend of approximately 0.017 shares for each outstanding Class B ordinary share, resulting in there being an aggregate of 6,015,000 founder shares outstanding. On October 19, 2021, we effected a dividend of approximately 0.099 shares for each outstanding Class B ordinary share, resulting in there being an aggregate of 6,611,500 founder shares outstanding.

If the underwriters do not exercise all or a portion of their over-allotment option, holders of founder shares have agreed, pursuant to a written agreement with us, that they will forfeit up to an aggregate of 841,500 founder shares in proportion to the portion of the underwriters’ over-allotment option that was not exercised. In connection with the partial exercise of the over-allotment option by the underwriter, holders of found shares forfeited 76,500 Class B ordinary shares.

Our sponsor, Cantor, and CCM purchased an aggregate of 1,140,000 placement units, at a price of $10.00 per placement unit, or $11,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. The placement warrants are identical to the warrants sold in the IPO, except that if held by our sponsor, Cantor, CCM or their permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions (as described in more detail in Item 12), be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination.

In addition, for as long as the private placement units are held by Cantor or its designees or affiliates, they will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and may not be exercised after five years from the commencement of sales in the IPO.

The placement units will be sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and will be exempt from registration requirements under the federal securities laws.  As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available.  Other than (i) repayment of loans made to us prior to the date of the prospectus of the IPO by our sponsor to cover offering-relating and organization expenses, (ii) repayment of any incremental loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $20,000 per month for office space, administrative and shared personnel support services, and (iv) reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law.  Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, officers and directors, or any entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or any entities with which they are affiliated and will determine which expenses and the amount of expenses that will be reimbursed.  There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

As of the date of this Report, our sponsor has agreed to loan us up to $1,000,000 to be used for a portion of the expenses the IPO. As of June 30, 2021, we had borrowed $90,093 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were paid off on October 22, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.  If we complete an initial business combination, we would repay such loaned amounts.  In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.  Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination.  The units would be identical to the placement units sold in the private placement.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.  We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders.  It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, placement shares, placement warrants and warrants issued upon conversion of working capital loans (if any), which was filed as an exhibit to the Registration Statement.

On March 28, 2022, the Company entered into an Administrative Service Agreement with our sponsor, dated as of October 19, 2021, pursuant to which the Company pays a $20,000 per month fee to our sponsor for office space, administrative and shared personnel support services.

Related Party Policy

In connection with the consummation of the initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC.  Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.  A form of the code of ethics was filed as an exhibit to the Registration Statement.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin Cooperman & Company, LLP (“Citrin”), for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $88,000. The aggregate fees of Citrin related to audit services in connection with our initial public offering totaled approximately $88,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Citrin any audit-related fees.

Tax Fees. We have not paid Citrin for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Citrin for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. The audit committee approved fees to be paid to Citrin for it’s service of year-end audit on the Company. Any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial Statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of October 19, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
3.1	Amended and Restated Memorandum and Articles of Association, dated as of October 19, 2021 (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Ordinary Shares Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated as of October 19, 2021, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated as of October 19, 2021, by and among the Company and the Company’s security holders named therein, and the officers and directors of the Company (2)
10.2	Investment Management Trust Agreement, dated as of October 19, 2021, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Registration Rights Agreement, dated as of October 19, 2021, by and among the Company, Newcourt SPAC Sponsor LLC and certain other security holders of the Company (2)
10.4	Administrative Service Agreement, dated as March 28, 2022, by and between the Company and Newcourt SPAC Sponsor LLC. *
10.5	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Newcourt SPAC Sponsor LLC. (2)
10.6	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Cohen & Company Capital Markets. (2)
10.8	Form Indemnity Agreement, by and between the Company and each of the directors and officers of the Company (1)
10.9	Securities Subscription Agreement, dated March 4, 2021, between the Company and Newcourt SPAC Sponsor LLC (1)
10.10	Amended and Restated Promissory Note, dated as of June 21, 2021, issued to Newcourt SPAC Sponsor LLC. (1)
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer pursuant to Securities Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Securities Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*Filed herewith

** Furnished herewith

(1)Incorporated by reference to the Company’s Form S-1/A , filed with the SEC on October 5, 2021.

(2)Incorporated by reference to the Company’s Form 8-K , filed with the SEC on October 25, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Newcourt Acquisition Corp

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Newcourt Acquisition Corp (the “Company”) as of December 31, 2021, statements of operations, changes in shareholders’ deficit and cash flows for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

Item 1. Financial Statements

NEWCOURT ACQUISITION CORP

BALANCE SHEET

December 31,
2021
ASSETS
CURRENT ASSETS
Cash	$648,282
Prepaid expenses and other assets	324,938
Total current assets	973,220
LONG TERM ASSETS
Prepaid expenses-non current	248,649
Investments in Trust Account	255,002,424
TOTAL ASSETS	$256,224,293
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,702
Total current liabilities	68,702
LONG TERM LIABILITIES
Derivative warrant liabilities	6,410,000
Deferred underwriting fee payable	13,100,000
Total liabilities	19,578,702

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.20 per share.	255,000,000

SHAREHOLDERS' DEFICIT
Preference share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding	654
Additional paid-in capital	—
Accumulated deficit	(18,355,177)

TOTAL SHAREHOLDERS' DEFICIT	(18,354,409)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$256,224,293

The accompanying notes are an integral part of these financial statements

NEWCOURT ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$334,288
Loss from operations	334,288

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	2,424
Change in fair value of warrants	9,671,800
Offering costs allocated to warrant issuance	(1,109,496)

Total other income	8,564,728

NET INCOME	$8,230,440

Weighted average shares outstanding of Class A ordinary shares	6,146,343
Basic and diluted net income per share, Class A	$6.72

Weighted average shares outstanding of Class B ordinary shares	6,594,170
Basic and diluted net income per share, Class B	$0.65

The accompanying notes are an integral part of these financial statements

NEWCOURT ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Ordinary Shares to Initial Shareholders	—	—	6,611,500	661	24,339	—	25,000

Private Placement Warrant adjustment to record warrant at initial fair value at issuance date	—	—	—	—	—	(706,800)	(706,800)

Sale of Private Placement units	1,140,000	114	—	—	11,399,886	—	11,400,000

Forfeiture of issued shares of Initial Shareholders	—	—	(76,500)	(7)	7	—	—

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(11,424,232)	(25,878,817)	(37,303,049)

Net income	—	—	—	—	—	8,230,440	8,230,440

Balance, December 31, 2021	1,140,000	$114	$6,535,000	$654	$—	$(18,355,177)	$(18,354,409)

The accompanying notes are an integral part of these financial statements

NEWCOURT ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,230,440
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(2,424)
Change in fair value of derivative warrant liabilities	(9,671,800)
Offering costs allocated to warrant issuance	1,109,496
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(573,587)
Accounts payable and accrued expenses	68,702
Net cash flows used in operating activities	(839,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash deposited to Trust Account	(255,000,000)
Net cash flows used in investing activities	(255,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of paid underwriters' discount	246,212,029
Proceeds from sponsor line of credit	90,578
Payment of sponsor line of credit	(90,578)
Proceeds from private placement	11,400,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(1,149,574)
Net cash flows provided by financing activities	256,487,455

NET CHANGE IN CASH	648,282

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$648,282
Supplemental disclosure of noncash financing activities:
Initial classification of warrant liability	$16,081,800
Deferred underwriting commissions payable	$13,100,000
Accretion for Class A ordinary shares to redemption value	$26,585,617

The accompanying notes are an integral part of these financial statements

NEWCOURT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 1 – Description of Organization and Business Operations

Newcourt Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on February 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement on Form S-1 and prospectus filed by the Company with the Securities and Exchange Commission for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $30,000,000 Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,080,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Newcourt SPAC Sponsor LLC (the “Sponsor”) and underwriters Cantor Fitzgerald & Co. (“Cantor”), and Cohen & Company Capital Markets (“CCM”), generating gross proceeds of $10,800,000. See Note 4 for details.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

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

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by January 22, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s ability to identify a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $648,282 in its operating bank accounts, $255,002,424 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of $904,518. As of December 31, 2021, approximately $2,424 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Investments Held in Trust Account

At December 31, 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the IPO

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and was charged to shareholder’s deficit upon completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. The Company allocates the offering costs between ordinary shares, public and private warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed as incurred and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, of the total offering costs of $18,037,545, approximately $1,109,496 was allocated to warrants and expensed in the statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000) respectively. At December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:    Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Income Taxes

ASC Topic 740, Income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States of America. As such, the Company’s tax provision was zero for the period presented. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 25,000,000 shares of Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption	$255,000,000

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary share at $11.50 per share were issued on October 22, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential shares of Class A ordinary share for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

	For the period February 25, 2021 (inception) through December 31, 2021
Basic and diluted net income per share:	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income before accretion income	$3,970,571	$4,259,869
Accretion of Class A ordinary shares to redemption value	37,303,049	—
Net income including accretion of Class A Redeemable shares to redemption value	$41,273,620	$4,259,869

Denominator:
Weighted average shares outstanding	6,146,343	6,594,170

Basic and diluted net income per share	$6.72	$0.65

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

Stock Compensation Expense

In connection with the Company’s IPO and the potential future commitments required from the officers and directors, founder’s shares were granted to certain officer and directors of the Company from among the Sponsor’s pool of Founder’s Shares at the price paid by the Sponsor (par value of $0.0001).

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) under which stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

The fair value of the 95,000 Founder Shares granted to certain independent directors by the Sponsor and officer by the Company during the year was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors and officer (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from February 25, 2021 (inception) through December 31,2021

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 25,000,000 units (including 3,000,000 units as part of the underwriters’ partial exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (such Class A ordinary shares included in the Units being offered, the “Public Shares”), and one-half a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 — Private Placement

On October 22, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,140,000 Units (the “Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $11,400,000. The Placement Units were purchased by Cantor (187,000 Units), CCM (33,000 Units) and the Sponsor (920,000 Units). Each whole Private Placement Unit will consist of one Placement Share and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO which was held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On March 11, 2021, the Sponsor paid $25,000 to fund certain obligations of the Company in consideration for 5,912,500 Class B ordinary shares (the “Founder Shares”) of the Company par value $0.0001 for an aggregate price of $25,000. In September 2021, the Company effected a dividend of approximately 0.017 shares for each Class B ordinary share outstanding, resulting in there being an aggregate of 6,015,000 Founder Shares outstanding. On October 19, 2021, the Company effected a dividend of approximately 0.099 shares for each outstanding Class B ordinary share, resulting in there being an aggregate of 6,611,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time. The initial shareholders have agreed to forfeit up to 841,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option only in part, the Sponsor did forfeit 76,500 Founder Shares.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). On June 21, 2021 the Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2021, or the expiration of the 45-day over-allotment option. The Company had no borrowings on the Note as of December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $20,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the period of February 25, 2021 through December 31, 2021, the Company incurred $45,000 which is included in accounts payable in the balance sheet.

For the period February 25, 2021 (inception) through December 31, 2021, an aggregate of $104,597 was paid to an entity related to the chief financial officer for support services.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 22, 2021, the underwriters elected to partially exercise the over-allotment option purchasing 3,000,000 Units. The unexercised portion of the over-allotment option of 300,000 Units were forfeited.

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

Note 7 — Shareholders’ Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no preference shares issued or outstanding.

Ordinary shares

Class A Ordinary shares—The Company is authorized to issue 100,000,000 Class A Ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 1,140,000 (excluding 25,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares—The Company is authorized to issue 10,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B Ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination , all Class B Ordinary shares issued shall automatically convert into Class A Ordinary shares at the time of the closing of the initial Business Combination. The ratio at which Class B Ordinary shares shall convert into Class A Ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B Ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A Ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of working capital loans made to the Company). Holders of Founder Shares may also elect to convert their Class B Ordinary shares into an equal number of Class A Ordinary shares, subject to adjustment as provided above, at any time.

Note 8—Derivative Warrant Liabilities

Public Warrants—The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Warrants - The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 9 — Fair Value Measurements

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurement and performs an analysis of the assets and liabilities at each reporting period end.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,002,424	$255,002,424	—	—
Liabilities:
Warrant Liability - Public Warrants	$6,125,000	$6,125,000	—	—
Warrant Liability - Private Warrants	$285,000	—	—	$285,000

At December 31, 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

The Company has determined that warrants issued in connection with its initial public offering in October 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO closing date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.49 at December 31, 2021.

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at October 22, 2021 (initial measurement) and December 31, 2021. (subsequent measurement).

	October 22, 2021	December 31, 2021
Share Price	$9.38	$9.91
Exercise Price	$11.50	$11.50
Term (years)	6.00	6.00
Volatility	22.00%	8.00%
Risk Free Rate	1.36%	1.35%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of October 19, 2021 (IPO)	706,800
Change in fair value	(421,800)
Fair value as of December 31, 2021	285,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that there were no subsequent events that would require adjustment or disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Newcourt Acquisition Corp.

	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marc Balkin Marc Balkin	Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2022

/s/ Daniel Rogers	Chief Financial Officer	March 31, 2022
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Michal Jordaan	Chairman of the Board of Directors	March 31, 2022
Michael Jordaan

/s/ Sirmran Aggarwal	Director	March 31, 2022
Sirmran Aggarwal

/s/ Rohit Bodas	Director	March 31, 2022
Rohit Bodas

/s/ Nicole Farb	Director	March 31, 2022
Nicole Farb