Form 10-Q
period 2022-03-31
Newcourt Acquisition Corp
filed 2022-05-16
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 26,140,000 shares of Class A ordinary share, par value $0.0001 and 6,535,000 shares of Class B ordinary share, par value $0.0001 per share issued and outstanding.

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of March 31, 2022 Unaudited and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022, and for the period February 25, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022, and for the period February 25,2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022, and for the period February 25, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

Item 1. Interim Financial Statements

NEWCOURT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$431,905	$648,282
Prepaid expenses	365,291	324,938
Total current assets	797,196	973,220
Prepaid expenses-non current	171,742	248,649
Investments held in Trust Account	255,008,713	255,002,424
TOTAL ASSETS	$255,977,651	$256,224,293

LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,674	$68,702
Total current liabilities	142,674	68,702
Derivative warrant liabilities	3,136,800	6,410,000
Deferred underwriting fee payable	13,100,000	13,100,000
Total liabilities	16,379,475	19,578,702
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	255,000,000	255,000,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	654	654
Additional paid-in capital	—	—
Accumulated deficit	(15,402,591)	(18,355,177)
TOTAL SHAREHOLDERS’ DEFICIT	(15,401,823)	(18,354,409)
TOTAL LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$255,977,651	$256,224,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period
		February 25, 2021
	For the three	(inception)
	months ended	through
	March 31,	March 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$326,902	$6,827
Total operating expenses	326,902	6,827
OTHER INCOME
Unrealized gain on investments held in Trust Account	6,288	—
Change in fair value of warrants liabilities	3,273,200	—
Total other income	3,279,488	—

NET INCOME (LOSS)	$2,952,586	$(6,827)

Weighted average shares outstanding of Class A ordinary shares	22,000,000	—
Basic and diluted net income per share, Class A	$0.10	$—
Weighted average shares outstanding of Class B ordinary shares (1)	6,535,000	5,162,500
Basic and diluted net income (loss) per share, Class B	$0.10	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)

Net income	—	—	—	—	—	2,952,586	2,952,586

Balance, March 31, 2022	1,140,000	$114	6,535,000	$654	$—	$(15,402,591)	$(15,401,823)

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Ordinary share to initial shareholders	—	—	5,912,500	591	24,409	—	25,000

Net loss	—	—	—	—	—	(6,827)	(6,827)

Balance, March 31, 2021	—	$—	5,912,500	$591	$24,409	$(6,827)	$18,173

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		25-Feb-21
	For The three	(inception)
	months ended	through
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,952,586	$(6,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(6,288)	—
Change in fair value of warrants liabilities	(3,273,200)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	36,554	—
Due to related party	20,000	6,827
Accounts payable and accrued expenses	53,971	—
Net cash used in operating activities	(216,377)	—

NET CHANGE IN CASH	(216,377)	—
CASH, BEGINNING OF PERIOD	648,282	—
CASH, END OF PERIOD	$431,905	$—
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$48,117
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through the promissory note – related party	$—	$30,093

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWCOURT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is in an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains earned on investments from the proceeds derived from the IPO. The registration statement on Form S-1 and prospectus filed by the Company with the Securities and Exchange Commission for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and exercise of the over-allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

If the Company is unable to complete a Business Combination by January 22, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including unrealized gains on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $431,905 in its operating bank account $255,008,713 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of $654,522. As of March 31, 2022, approximately $6,288 of the amount included in Investments held in Trust Account represented unrealized gains, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by January 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the three months ending March 31, 2022 or for any future interim periods.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates in these financial statements include those related to the fair value of warrant liabilities. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and was charged to shareholders’ deficit upon completion of the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. The Company allocates the offering costs between ordinary shares, public and private warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed as incurred and offering costs associated with equity components will be charged to shareholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000) respectively. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Level 3:    Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit . The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 25,000,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption	$255,000,000

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary shares at $11.50 per share were issued on October 22, 2021. At March 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the period ended March 31, 2022, because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
Basic and diluted net income per share:	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income	$2,276,393	$676,193
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000

Basic and diluted net income per share	$0.10	$0.10

FOR THE PERIOD FEBRUARY 25, 2021
(INCEPTION) THROUGH MARCH 31, 2021
Basic and diluted net income per share:	Class B Ordinary share
Numerator:
Allocation of net income	$(6,827)
Denominator:
Weighted average shares outstanding	5,162,500

Basic and diluted net loss per share	$(0.00)

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

Stock Compensation Expense

In connection with the Company’s IPO, founder’s shares were sold to certain independent directors from among the Sponsor’s pool of Founder’s Shares at the price paid by the Sponsor (par value of $0.0001). Although these founder’s shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation” (“ASC 718”), these founder’s shares may be deemed stock-based compensation.

The Company accounts for stock-based compensation expense in accordance with ASC 718, under which stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

As of October 6, 2021, the fair value of the 95,000 founder shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing Date was derived based upon similar SPAC warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022.

Recent Accounting Pronouncements

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

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). On June 21, 2021 the Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2021, or the expiration of the 45-day over-allotment option. The Company had no borrowings on the Note as of March 31, 2022 and December 31, 2021 and has been cancelled

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. As of March 31, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $20,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the three months ended March 31, 2022, aggregate of $90,000 was paid to an entity related to the chief financial officer for support services.

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

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no preference shares issued or outstanding.

Ordinary shares

Class A Ordinary shares—The Company is authorized to issue 100,000,000 Class A Ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,140,000 (excluding 25,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares—The Company is authorized to issue 10,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B Ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, all Class B Ordinary shares issued shall automatically convert into Class A Ordinary shares at the time of the closing of the initial Business Combination. The ratio at which Class B Ordinary shares shall convert into Class A Ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B Ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A Ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of working capital loans made to the Company). Holders of Founder Shares may also elect to convert their Class B Ordinary shares into an equal number of Class A Ordinary shares, subject to adjustment as provided above, at any time.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption;
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

Private Warrants—The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	March	Markets	Inputs	Inputs
Description	31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,008,713	$255,008,713	—	—
Liabilities:
Warrant Liability - Public Warrants	$3,000,000	$3,000,000	—	—
Warrant Liability - Private Warrants	$136,800	—	—	$136,800

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,002,424	$255,002,424	—	—
Liabilities:
Warrant Liability - Public Warrants	$6,125,000	$6,125,000	—	—
Warrant Liability - Private Warrants	$285,000	—	—	$285,000

On March 31, 2022 and December 31, 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

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

On March 31, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.24 and $0.49 on March 31, 2022 and December 31, 2021 respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Share Price	$10.01	$9.91
Exercise Price	$11.50	$11.50
Term (years)	5.81	6.00
Volatility	2.50%	8.00%
Risk Free Rate	2.38%	1.35%
Dividend Yield	0.00%	0.00%

The fair value of the Private Placement Warrants was $0.24 and $0.50 at March 31, 2022 and December 31, 2021, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2021	$285,000
Change in fair value	(148,200)
Fair value as of March 31, 2022	$136,800

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through March 31, 2022.

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that there were no subsequent events that would require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Newcourt Acquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Newcourt SPAC Sponsor LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation. The Company will generate non-operating income in the form of unrealized gains from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2022, we had a net income of $2,952,586 which consisted of operating expenses of $326,902, unrealized gain on investments held in trust account of $6,288 and change in fair value of warrants of $3,273,200.

For the period February 25, 2021 (inception) through March 31, 2021, we had a net loss of $6,827, which consisted of operating expenses of $6,827.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Ordinary share included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,080,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Newcourt SPAC Sponsor LLC (the “Sponsor” and underwriters Cantor Fitzgerald & Co. (“Cantor”), and Cohen & Company Capital Markets (“CCM”), generating gross proceeds of $10,800,000.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing unrealized gains earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

 In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Related Party Transactions

Founder Shares

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Related Party Loans

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Support Services

The information set forth in Note 5 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Registration Rights

The information set forth in Note 6 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Underwriting Agreement

The information set forth in Note 6 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary share, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary share Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net income Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the unrealized gain earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net income per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 19, 2021. However, we may disclose changes to such factors or disclose additional factors from time-to-time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT ACQUISITION CORP

Date: May 16, 2022	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Daniel Rogers
	Name:	Daniel Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)