Form 10-Q
period 2022-06-30
Newcourt Acquisition Corp
filed 2022-08-15
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 26,140,000 Class A ordinary shares, par value $0.0001 per share and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and the period February 25, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period February 25, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period February 25, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

Item 1. Interim Financial Statements

NEWCOURT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$306,875	$648,282
Prepaid expenses	345,667	324,938
Total current assets	652,542	973,220
Prepaid expenses-non current	94,411	248,649
Investments held in Trust Account	255,124,257	255,002,424
TOTAL ASSETS	$255,871,210	$256,224,293

LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$163,704	$68,702
Due to related party	50,000	—
Total current liabilities	213,704	68,702
Derivative warrant liabilities	914,900	6,410,000
Deferred underwriting fee payable	13,100,000	13,100,000
Total liabilities	14,228,604	19,578,702
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.20 per share at June 30, 2022 and December 31, 2021	255,000,000	255,000,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	654	654
Additional paid-in capital	—	—
Accumulated deficit	(13,358,162)	(18,355,177)
TOTAL SHAREHOLDERS’ DEFICIT	(13,357,394)	(18,354,409)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$255,871,210	$256,224,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				February 25, 2021
	For the three months ended		For the six months ended	(inception) through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$293,016	$27,609	$619,918	$34,436
Total operating expenses	293,016	27,609	619,918	34,436
OTHER INCOME
Interest income on investments held in Trust Account	115,545	—	121,833	—
Change in fair value of warrants	2,221,900	—	5,495,100	—
Total other income	2,337,445	—	5,616,933	—

NET INCOME (LOSS)	$2,044,429	$(27,609)	$4,997,015	$(34,436)

Weighted average shares outstanding of Class A Ordinary shares	22,000,000	—	22,000,000	—
Basic and diluted net income per share, Class A	$0.07	$—	$0.18	$—
Weighted average shares outstanding of Class B Ordinary shares	6,535,000	5,250,000	6,535,000	5,250,000
Basic and diluted net income (loss) per share, Class B	$0.07	$(0.01)	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)
Net income	—	—	—	—	—	2,952,586	2,952,586
Balance, March 31, 2022	1,140,000	114	6,535,000	654	—	(15,402,591)	(15,401,823)
Net income	—	—	—	—	—	2,044,429	2,044,429
Balance, June 30, 2022	1,140,000	$114	6,535,000	$654	$—	$(13,358,162)	$(13,357,394)

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary share to initial shareholders	—	—	5,912,500	591	24,409	—	25,000
Net loss	—	—	—	—	—	(6,827)	(6,827)
Balance, March 31, 2021	—	—	5,912,500	591	24,409	(6,827)	18,173
Net loss	—	—	—	—	—	(27,609)	(27,609)
Balance, June 30, 2021	—	$—	5,912,500	$591	$24,409	$(34,436)	$(9,436)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		period
		February 25, 2021
	For the six	(inception)
	months ended	through
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,997,015	$(34,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Paid in kind interest income on investments held in Trust Account	(121,833)	—
Change in fair value of warrants liabilities	(5,495,100)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	133,509	—
Due to related party	50,000	6,827
Accounts payable and accrued expenses	95,002	15,000
Net cash used in operating activities	(341,407)	(12,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	—	(2,420)
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Net cash provided by financing activities	—	22,580

NET CHANGE IN CASH	(341,407)	9,971
CASH, BEGINNING OF PERIOD	648,282	—
CASH, END OF PERIOD	$306,875	$9,971
Supplemental disclosures of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$86,647
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through the promissory note – related party	$—	$65,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, Initial Public Offering (“IPO”) and identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement on Form S-1 and prospectus filed by the Company with the Securities and Exchange Commission for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 units (“Private Placement Units”) to the Sponsor, generating gross proceeds of $600,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,080,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Newcourt SPAC Sponsor LLC (the “Sponsor”) and underwriters Cantor Fitzgerald & Co. (“Cantor”), and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $10,800,000. See Note 4 for details.

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

If the Company is unable to complete a Business Combination by January 22, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest income on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The current economic downturn may lead to increased difficulty in completing a Business Combination.

The Company’s ability to consummate a Business Combination may depend, in part, on worldwide economic conditions. In recent months, “the Company has observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of our ordinary shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for a Business Combination may not be available on terms favorable to the Company or at all. If the Company raise additional funds through further issuances of equity or convertible debt securities, the Company’s existing stockholders could suffer significant dilution, and any new equity securities that the Company issue could have rights, preferences, and privileges superior to those of holders of the Company’s ordinary shares. Any debt financing secured by the Company could involve additional restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of a Business Combination. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, the Company could face significant limitations on it’s ability to complete a Business Combination.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $306,875 in its operating bank account $255,124,257 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of $438,838. As of June 30, 2022, $121,833 of the amount included in Investments held in Trust Account represented interest income which is available to pay the Company’s tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 22, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 22, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company's assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000), respectively. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 25,000,000 Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption	$255,000,000

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary shares at $11.50 per share were issued on October 22, 2021. At June 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the period ended June 30, 2022, because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of share.

			FOR THE PERIOD FEBRUARY 25, 2021
	FOR THE SIX MONTHS ENDED JUNE 30, 2022		(INCEPTION) THROUGH JUNE 30, 2021
Basic and diluted net income (loss) per share:	Class A Ordinary share	Class B Ordinary share	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income (loss)	$3,852,614	$1,144,401	$—	$(34,436)
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000	—	5,250,000

Basic and diluted net income (loss) per share	$0.18	$0.18	$—	$(0.01)

			FOR THE THREE MONTHS
	FOR THE THREE MONTHS ENDED JUNE 30, 2022		ENDED JUNE 30, 2021
Basic and diluted net income (loss) per share:	Class A Ordinary share	Class B Ordinary share	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income (loss)	$1,576,222	$468,209	$—	$(27,609)
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000	—	5,250,000

Basic and diluted net income (loss) per share	$0.07	$0.07	$—	$(0.01)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging.” The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

Stock Compensation Expense

In connection with the Company’s IPO, founder’s shares were sold to certain independent directors from among the Sponsor’s pool of Founder’s Shares at the price paid by the Sponsor (par value of $0.0001). Although these founder’s shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation,” these founder’s shares may be deemed stock-based compensation.

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

As of October 6, 2021, the fair value of the 95,000 founder shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar Special Purpose Acquisition Company (“SPAC”) warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the six months ended June 30, 2022.

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

Note 5 — Related-Party Transactions

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

Related-Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). On June 21, 2021 the Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2021, or the expiration of the 45-day over-allotment option. There is  no balance on the Note as of June 30, 2022 and December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. As of June 30, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $30,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2022, aggregate of $95,000 and $185,000 was incurred and $112,296 and $132,296 was paid, respectively, to an entity related to the chief financial officer for support services. As of June 30, 2022, $50,000 has been accrued under this agreement and presented as Due to related party in the accompanying balance sheet.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 22, 2021, the underwriters elected to partially exercise the over-allotment option purchasing 3,000,000 Units. The unexercised portion of the over-allotment option of 300,000 Units was forfeited.

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

Ordinary Shares

Class A Ordinary shares—The Company is authorized to issue 100,000,000 Class A Ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,140,000 (excluding 25,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares—The Company is authorized to issue 10,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

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
●if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the warrants.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	June	Markets	Inputs	Inputs
Description	30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,124,257	$255,124,257	—	—
Liabilities:
Warrant Liability - Public Warrants	$875,000	$875,000	—	—
Warrant Liability - Private Warrants	$39,900	—	—	$39,900

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,002,424	$255,002,424	—	—
Liabilities:
Warrant Liability - Public Warrants	$6,125,000	$6,125,000	—	—
Warrant Liability - Private Warrants	$285,000	—	—	$285,000

On June 30, 2022 and December 31, 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

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

On June 30, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value, as there is an active market for the warrants most trading days. The Public Warrants were valued at $0.07 and $0.49 on June 30, 2022 and December 31, 2021, respectively.

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on industry historical volatility that matches the expected remaining life of the warrants. The decrease in volatility is in line and is noted across the entire SPAC industry. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Share Price	$10.03	$9.91
Exercise Price	$11.50	$11.50
Term (years)	5.56	6.00
Volatility	0.80%	8.00%
Risk Free Rate	2.97%	1.35%
Dividend Yield	0.00%	0.00%

The fair value of the Private Placement Warrants was $0.07 and $0.50 at June 30, 2022 and December 31, 2021, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2021	$285,000
Change in fair value	(148,200)
Fair value as of March 31, 2022	136,800
Change in fair value	(96,900)
Fair value as of June 30, 2022	$39,900

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through June 30, 2022.

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

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, IPO and identifying a target company for a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the six months ended June 30, 2022, we had a net income of $4,997,015 which consisted of operating expenses of $619,918, interest income on investments held in trust account of $121,833 and change in fair value of warrants of $5,495,100.

For the period February 25, 2021 (inception) through June 30, 2021, we had a net loss of $34,436, which consisted of operating expenses of $34,436.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

 In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income Per Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income per ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO that was declared effective on October 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 19, 2021. However, we may disclose changes to such factors or disclose additional factors from time-to-time in our future filings with the SEC.

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

NEWCOURT ACQUISITION CORP

Date: August 15, 2022	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Daniel Rogers
	Name:	Daniel Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)