Form 10-Q
period 2022-09-30
Newcourt Acquisition Corp
filed 2022-11-14
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 26,140,000 Class A ordinary shares, par value $0.0001 per share and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period February 25, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and the period February 25, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period February 25, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

Item 1. Interim Financial Statements

NEWCOURT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$214,936	$648,282
Prepaid expenses	325,990	324,938
Total current assets	540,926	973,220
Prepaid expenses-non current	16,230	248,649
Investments held in Trust Account	255,923,528	255,002,424
TOTAL ASSETS	$256,480,684	$256,224,293

LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,040	$68,702
Due to related party	10,000	—
Total current liabilities	187,040	68,702
Derivative warrant liabilities	784,200	6,410,000
Deferred underwriting fee payable	13,100,000	13,100,000
Total liabilities	14,071,240	19,578,702
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.20 per share at September 30, 2022 and December 31, 2021	255,923,528	255,000,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	654	654
Additional paid-in capital	—	—
Accumulated deficit	(13,514,852)	(18,355,177)
TOTAL SHAREHOLDERS’ DEFICIT	(13,514,084)	(18,354,409)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$256,480,684	$256,224,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				February 25, 2021
	For the three months ended		For the nine months ended	(inception) through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$163,133	$45,057	$783,051	$79,493
Total operating expenses	163,133	45,057	783,051	79,493
OTHER INCOME
Interest income on investments held in Trust Account	799,271	—	921,104	—
Change in fair value of warrants	130,700	—	5,625,800	—
Total other income	929,971	—	6,546,904	—

NET INCOME (LOSS)	$766,838	$(45,057)	$5,763,853	$(79,493)

Weighted average shares outstanding of Class A Ordinary shares	22,000,000	—	22,000,000	—
Basic and diluted net income per share, Class A	$0.04	$—	$0.21	$—
Weighted average shares outstanding of Class B Ordinary shares	6,535,000	6,611,500	6,535,000	6,611,500
Basic and diluted net income (loss) per share, Class B	$(0.00)	$(0.01)	$0.17	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)
Net income	—	—	—	—	—	2,952,586	2,952,586
Balance, March 31, 2022	1,140,000	114	6,535,000	654	—	(15,402,591)	(15,401,823)
Net income	—	—	—	—	—	2,044,429	2,044,429
Balance, June 30, 2022	1,140,000	114	6,535,000	654	—	(13,358,162)	(13,357,394)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(923,528)	(923,528)
Net income	—	—	—	—	—	766,838	766,838
Balance, September 30, 2022	1,140,000	$114	6,535,000	$654	$—	$(13,514,852)	$(13,514,084)

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary share to initial shareholders	—	—	6,611,500	591	24,339	—	25,000
Net loss	—	—	—	—	—	(6,827)	(6,827)
Balance, March 31, 2021	—	—	6,611,500	591	24,339	(6,827)	18,173
Net loss	—	—	—	—	—	(27,609)	(27,609)
Balance, June 30, 2021	—	—	6,611,500	591	24,339	(34,436)	(9,436)
Net loss	—	—	—	—	—	(45,057)	(45,057)
Balance, September 30, 2021	—	$—	6,611,500	$591	$24,339	$(79,493)	$(54,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		period
		February 25, 2021
	For the nine	(inception)
	months ended	through
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,763,853	$(79,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Paid in kind interest income on investments held in Trust Account	(921,104)	—
Change in fair value of warrants liabilities	(5,625,800)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	231,367	—
Due to related party	10,000	—
Accounts payable and accrued expenses	108,338	60,000
Net cash used in operating activities	(433,346)	(19,493)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	—	(2,420)
Proceeds from notes payable - related party	—	31,827
Net cash provided by financing activities	—	29,407

NET CHANGE IN CASH	(433,346)	9,914
CASH, BEGINNING OF PERIOD	648,282	—
CASH, END OF PERIOD	$214,936	$9,914
Supplemental disclosures of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$122,378
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through the promissory note – related party	$—	$58,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, Initial Public Offering (“IPO”) and identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement on Form S-1 and prospectus filed by the Company with the Securities and Exchange Commission for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and exercise of the over-allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial business combination through sales of our ordinary shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for a Business Combination may not be available on terms favorable to the Company or at all. If the Company raise additional funds through further issuances of equity or convertible debt securities, the Company’s existing stockholders could suffer significant dilution, and any new equity securities that the Company issue could have rights, preferences, and privileges superior to those of holders of the Company’s ordinary shares. Any debt financing secured by the Company could involve additional restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of a Business Combination. If the

Company is unable to obtain adequate financing or financing on terms satisfactory to it, the Company could face significant limitations on its ability to complete a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $214,936 in its operating bank account $255,923,528 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of $353,886. As of September 30, 2022, $921,104 of the amount included in Investments held in Trust Account represented interest income which is available to pay the Company’s tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 22, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 22, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company's assessment of going concern considerations in accordance with ASU No. 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000), respectively. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 25,000,000 Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption as of December 31, 2021	$255,000,000
Remeasurement of carrying value to redemption value	923,528
Class A ordinary share subject to possible redemption as of September 30, 2022	$255,923,528

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary shares at $11.50 per share were issued on October 22, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the period ended September 30, 2022, because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of share.

			For the period February 25, 2021
	For the nine months ended September 30, 2022		(inception) through September 30, 2021
Basic and diluted net income (loss) per share:	Class A Ordinary share	Class B Ordinary share	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income (loss)	$4,654,781	$1,109,072	$—	$(79,493)
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000	—	6,611,500

Basic and diluted net income (loss) per share	$0.21	$0.17	$—	$(0.01)

			For the three months
	For the three months ended September 30, 2022		ended September 30, 2021
Basic and diluted net income (loss) per share:	Class A Ordinary share	Class B Ordinary share	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income (loss)	$774,266	$(7,428)	$—	$(45,057)
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000	—	6,611,500

Basic and diluted net income (loss) per share	$0.04	$(0.00)	$—	$(0.01)

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

As of October 6, 2021, the fair value of the 95,000 Founder Shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar Special Purpose Acquisition Company (“SPAC”) warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the nine months ended September 30, 2022.

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

Note 4 — Private Placement

On October 22, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,140,000 Units (the “Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $11,400,000. The Placement Units were purchased by Cantor (187,000 Units), CCM (33,000 Units) and the Sponsor (920,000 Units). Each whole Private Placement Unit will consist of one Class A ordinary share and one-half of a redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO which was held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

Note 5 — Related-Party Transactions

Founder Shares

On March 11, 2021, the Sponsor paid $25,000 to fund certain obligations of the Company in consideration for 5,912,500 Class B ordinary shares of the Company par value $0.0001 for an aggregate price of $25,000. In September 2021, the Company effected a dividend of approximately 0.017 shares for each Class B ordinary share outstanding, resulting in there being an aggregate of 6,015,000 Founder Shares outstanding. On October 19, 2021, the Company effected a dividend of approximately 0.099 shares for each outstanding Class B ordinary share, resulting in there being an aggregate of 6,611,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time. The initial shareholders have agreed to forfeit up to 841,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option only in part, the Sponsor did forfeit 76,500 Founder Shares.

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

Related-Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). On June 21, 2021 the Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2021, or the expiration of the 45-day over-allotment option. There is no balance on the Note as of September 30, 2022 and December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. As of September 30, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $30,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2022, aggregate of $30,000 and $200,000 was incurred and $60,000 and $147,742 was paid, respectively, to an entity related to the chief financial officer for support services. As of September 30, 2022, $10,000 has been accrued under this agreement and presented as Due to related party in the accompanying balance sheet.

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

Ordinary Shares

Class A Ordinary shares—The Company is authorized to issue 100,000,000 Class A Ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,140,000 (excluding 25,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares—The Company is authorized to issue 10,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

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

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the warrants.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine fair value:

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	September	Markets	Inputs	Inputs
Description	30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,923,528	$255,923,528	—	—
Liabilities:
Warrant Liability - Public Warrants	$750,000	$750,000	—	—
Warrant Liability - Private Warrants	$34,200	—	—	$34,200

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,002,424	$255,002,424	—	—
Liabilities:
Warrant Liability - Public Warrants	$6,125,000	$6,125,000	—	—
Warrant Liability - Private Warrants	$285,000	—	—	$285,000

On September 30, 2022 and December 31, 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

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

On September 30, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value, as there is an active market for the warrants most trading days. The Public Warrants were valued at $0.06 and $0.49 on September 30, 2022 and December 31, 2021, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Share Price	$10.14	$9.91
Exercise Price	$11.50	$11.50
Term (years)	5.31	6.00
Volatility	3.00%	8.00%
Risk Free Rate	3.97%	1.35%
Dividend Yield	0.00%	0.00%

The fair value of the Private Placement Warrants was $0.06 and $0.50 at September 30, 2022 and December 31, 2021, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2021	$285,000
Change in fair value	(148,200)
Fair value as of March 31, 2022	136,800
Change in fair value	(96,900)
Fair value as of June 30, 2022	39,900
Change in fair value	(5,700)
Fair value as of September 30, 2022	$34,200

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through September 30, 2022.

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

Overview

Newcourt Acquisition Corp was incorporated in the Cayman Island on February 25, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified, or a Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, IPO and identifying a target company for a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the nine months ended September 30, 2022, we had a net income of $5,763,853 which consisted of operating expenses of $783,051, interest income on investments held in trust account of $921,104 and change in fair value of warrants of $5,625,800.

For the three months ended September 30, 2022, we had a net income of $766,838 which consisted of operating expenses of $163,133, interest income on investments held in trust account of $799,271 and change in fair value of warrants of $130,700.

For the period February 25, 2021 (inception) through September 30, 2021, we had a net loss of $79,493, which consisted of operating expenses of $79,493.

For the three months ended September 30, 2021, we had a net loss of $45,057, which consisted of operating expenses of $45,057.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 Units with respect to the Ordinary share included in the Units being offered, or the Public Shares at $10.00 per Unit generating gross proceeds of $220,000,000. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,080,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Company’s Sponsor, Cantor, and CCM, generating gross proceeds of $10,800,000.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 Over-allotment Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $2,100,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and exercise of the over-allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in the Trust Account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

 In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary share Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO that was declared effective on October 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 19, 2021. We may disclose changes to such factors or disclose additional factors from time-to-time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. If we have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and if we do not expect to complete our initial business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, LLC, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254328). The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, Newcourt Acquisition Corp consummated its IPO of 22,000,000 Units with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,080,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, Cantor, and CCM, generating gross proceeds of $10,800,000.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 Over-allotment Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $2,100,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and exercise of the over-allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in the Trust Account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

NEWCOURT ACQUISITION CORP

Date: November 14, 2022	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Daniel Rogers
	Name:	Daniel Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)