Form 10-K
period 2022-12-31
Newcourt Acquisition Corp
filed 2023-03-23
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Auditor PCAOB ID Number: 2468	Auditor Name: Citrin Cooperman & Company, LLP	Auditor Location: New York, New York

As of September 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant was $252,956,600, computed by reference to the closing price for the Class A ordinary shares on September 30, 2022, as reported on The Nasdaq Global Market.

As of March 20, 2023, there were 2,642,532 Class A ordinary shares, par value $0.0001 and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report (as defined below) may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including, without limitation, those relating to our initial business combination. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Report may include statements regarding the future success of the partnership between Newcourt and Psyence (as defined below), and the combined company’s ability to deliver its intended drug product to patients. These forward-looking statements are based on a number of assumptions, including the assumptions that the combined company will obtain all such regulatory and other approvals as may be required to pursue its clinical trials on the drug product referred to in the news release, the results of such clinical trials will be positive, and Psyence Biomed (as defined below) will be able to commercialize Filament Health Corp’s natural psilocybin drug candidate, PEX010 (25 mg). There are numerous risks and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others: the inability to complete the proposed business combination; the inability to recognize the anticipated benefits of the proposed business combination; demand for the combined company’s securities being less than anticipated; fluctuations in the price of Newcourt’s ordinary shares, and Newcourt not raising the amount expected, or any funds at all. Actual results and future events could differ materially from those anticipated in such information. Nothing in this communication should be regarded as a representation by any person that the forward-looking statements set forth herein will be achieved or that any of the contemplated results of such forward-looking statements will be achieved. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, Newcourt and Psyence do not intend to update these forward-looking statements.

Newcourt makes no medical, treatment or health benefit claims about the combined company’s proposed products. The efficacy of psilocybin, psilocybin analogues, or other psychedelic compounds or nutraceutical products remains the subject of ongoing research. There is no assurance that the use of psilocybin, psilocybin analogues, or other psychedelic compounds or nutraceuticals can diagnose, treat, cure or prevent any disease or condition. Vigorous scientific research and clinical trials are needed. Psyence Biomed has not conducted clinical trials for the use of its proposed products. Any references to quality, consistency, efficacy, and safety of potential products do not imply that Psyence Biomed or the combined company verified such in clinical trials or that the combined company will complete such trials. If the combined company cannot obtain the approvals or research necessary to commercialize its business, it may have a material adverse effect on the combined company’s performance and operations.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters;
●	“Cohen” or “CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group LLC;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“equity linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially purchased by certain initial holders in a private placement prior to our initial public offering, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on October 22, 2021;
●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” are to the letter agreement entered into on October 19, 2021, by and among the Company, its officers, directors and Newcourt SPAC Sponsor LLC;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to 1,140,000 units issued in a private placement which occurred simultaneously with the initial public offering;
●	“placement warrant” are to 570,000 warrants included in the placement units, the issuance of which occurred simultaneously with the initial public offering;
●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“private placement” are to the private placement of an aggregate of 1,140,000 units being purchased by our sponsor, Cantor, and Cohen which occurred simultaneously with the completion of our initial public offering at the purchase price of $10.00 per unit for a total purchase price of $11,400,000;
●	“Psyence” are to Psyence Group Inc., a corporation organized under the laws of Ontario, Canada;
●	“Psyence Biomed” are to Psyence Biomed Corp., a corporation organized under the laws of British Columbia, Canada;
●	“Registration Statement” are to the Form S-1 filed with the SEC March 16, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal period ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Newcourt SPAC Sponsor LLC, a Delaware limited liability company;
●	“trust account” or “Trust Account” are to the trust account in which an amount of $255,000,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market) and the private placement in connection thereof, which consist of one public share and one-half of one public warrant; and
●	“we,” “us,” “Company” or “our company”, “NCAC” and “Newcourt” are to Newcourt Acquisition Corp, a Cayman Islands exempted company.

PART I

Item 1.    Business.

Introduction

Newcourt Acquisition Corp is a blank check company incorporated on February 25, 2021 as a Cayman Islands company for the purpose of effecting a merger, capital exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and searching for a potential target for the initial business combination.

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

Extensions

On January 6, 2023, the Company’s shareholders approved an amendment (the “Extension Amendment”) to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO). If the Company’s initial business combination is not consummated by July 22, 2023 (or earlier, if the date by which the Company must consummate its initial business combination is not extended in full), then the Company’s existence will terminate, and the Company will distribute amounts in the Trust Account as provided in our amended and restated memorandum and articles of association. In connection with the First Extension Amendment, Newcourt shareholders holding 23,497,468 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $247 million (approximately $10.35 per public share) was removed from the Trust Account to pay such holders. In connection with the Extension Amendment, on July 7, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,000,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with installments of the Extension Funds, to be deposited into the Trust Account for each month in which the date by which the Company must consummate its initial business combination is extended.

Proposed Psyence Business Combination

Overview

On January 9, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with the sponsor, Psyence Group Inc., a corporation organized under the laws of Ontario, Canada (“Psyence”), and Psyence Biomed Corp., a corporation organized under the laws of British Columbia, Canada (“Psyence Biomed”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Effective Time (as defined below), (a) a to-be-incorporated wholly-owned subsidiary of Psyence Biomed domiciled in the Cayman Islands (the “Merger

Sub”) will be merged with and into Newcourt (the “Merger”), with Newcourt surviving the Merger as a direct wholly-owned subsidiary of Psyence Biomed (the “Combined Company”).

As consideration for the Merger, as of the effective time of the Merger (the “Effective Time”) (i) each Class B ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class B Stock”), issued and outstanding immediately prior to the Effective Time, by virtue of the Merger and upon the terms set forth in the Business Combination Agreement, will be converted into the right to receive one common share of Psyence Biomed (each, a “Psyence Biomed Common Share”) (the “Per Share Merger Consideration”), and (ii) each Class A ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class A Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the completion and payment of any redemptions of Newcourt Class A Stock (the “Redemption”)), other than shares owned by Newcourt, Merger Sub, Psyence Biomed or any of their respective subsidiaries, by virtue of the Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, will be converted into the right to receive the Per Share Merger Consideration. The aggregate number of Psyence Biomed Common Shares into which the Newcourt Class A Stock and Newcourt Class B Stock are converted into is the merger consideration (the “Merger Consideration”).

Before or upon the Closing, Psyence Biomed intends to transfer the shares of Good Psyence (Pty) Ltd (RF) (South Africa), Psyence Jamaica Ltd (Jamaica), Psyence Therapeutics Corp. (Ontario, Canada), Mind Health (Pty) Ltd (Lesotho), Psyence South Africa (Pty) Ltd (South Africa), and Pure Psyence Corp. (Canada) to an entity of the Psyence’s choice.

In connection with the transactions contemplated by the Business Combination Agreement (the “Transaction”), Newcourt and Psyence Biomed also intend to enter into Subscription Agreements with certain investors, prior to the consummation of the Transaction (the “Closing”), to provide financing to Newcourt, Psyence Biomed or the Combined Company (the “PIPE Investment”).

Immediately prior to the consummation of the PIPE Investment, Psyence Biomed will effect a stock split, under which each Psyence Biomed Common Share that is issued and outstanding as of such time shall be split into a number of Psyence Biomed Common Shares determined by multiplying each such Psyence Biomed Common Share by a split factor, which is the quotient obtained by dividing the Per Share Psyence Biomed Value by $10.00. The “Per Share Psyence Biomed Value” is the quotient obtained by dividing $50,000,000 by the total number of issued and outstanding Psyence Biomed Common Shares immediately prior to the stock split.

Representations and Warranties

The Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of the Business Combination Agreement or other specified dates. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect (as hereinafter defined), as well as information provided in the disclosure schedules to the Business Combination Agreement. As used in the Business Combination Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, any event, circumstance or state of facts that has had, or would reasonably be expected to have, individually or in the aggregate, a material and adverse effect upon (i) the business, results of operations or financial condition of such person or entity and, taken as a whole, or (ii) the ability of such person or entity to perform its respective obligations and to consummate the transactions contemplated by the Business Combination Agreement and the Ancillary Agreements, in each case, subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the Business Combination Agreement terminate as of, and do not survive, the Closing. The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, and then only with respect to any breaches occurring on or after the Closing.

Covenants of the Parties

The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) commercially reasonable efforts to effect the Closing; (ii) the movement of the funds from the Trust Account at Closing; (iii) maintenance of listing on the Nasdaq Stock Market (“Nasdaq”); (iv) confidential information; (v) access to information, including properties, books and records; (vi) notifications of certain breaches, consent requirements or other matters; (vii) reasonable best efforts to obtain any necessary regulatory approvals; (viii) communications and SEC filings; (ix) expenses; and (x) consummation of the PIPE Investment. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative transaction. The Business Combination Agreement also contains certain customary pre-Closing covenants regarding (a) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance; and (b) adoption of an equity incentive plan of the Surviving Company, in addition to pre-Closing covenants regarding (x) the scope of due diligence and (y) the transfer (or under certain circumstances, forfeiture) by the Sponsor of up to 3,000,000 shares of Newcourt Class B Stock held by the Sponsor for reduction of any deferred underwriting fees and certain other uses.

The parties made customary covenants regarding the registration statement on Form F-4 to be filed by Newcourt (the “Registration Statement on Form F-4”) with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), to register the Psyence Biomed Common Shares to be issued as Merger Consideration under the Business Combination Agreement. The Registration Statement on Form F-4 also will contain the Newcourt proxy statement to solicit proxies from Newcourt’s shareholders to approve, among other things, (i) the Business Combination Agreement and the Transaction, including the Merger; (ii) the adoption of a new equity incentive plan and issuing certain Psyence Biomed restricted securities thereunder; and (iii) the appointment of the post-Closing board of directors.

The parties agreed that the post-Closing board of directors will consist of five directors designated prior to the Closing, including one director designated by the Sponsor, one independent director (under Nasdaq requirements) mutually designated by Newcourt and Psyence, and the remaining directors designated by Psyence. The parties further agreed each director and officer of Newcourt will resign at the Closing.

Furthermore, at the Closing, the Parties intend to amend and restate the Registration and Shareholder Rights Agreement (the “A&R Registration Rights Agreement”) to apply to securities of Psyence Biomed, and (ii) at or prior to the Closing, Psyence Biomed will amend and restate its existing Memorandum and Articles to effect the Stock Split.

Conditions to Closing

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) no law or order preventing the Transaction; (ii) approval of the shareholders of Newcourt; (iii) if required by the Canadian Stock Exchange Rules, the approval by shareholders of Psyence; (iv) completion of any required stock exchange or regulatory review and receipt of any mutually agreed required regulatory approvals; (v) the Registration Statement on Form F-4 having been declared effective by the SEC; (vi) obtaining all consents required by the Canadian Securities Exchange and applicable Canadian securities laws; and (vii) resignation of the directors and officers of Newcourt.

In addition, unless waived, the obligations of Psyence and Psyence Biomed to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Newcourt of customary certificates and other Closing deliverables: (i) the representations and warranties of Newcourt being true and correct as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) each of Newcourt and the Sponsor having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to Newcourt since the date of the Business Combination Agreement; (iv) delivery of a duly executed officer’s certificate certifying certain conditions; (v) Newcourt having, at the Closing, at least $20,000,000, including funds remaining in the trust account (after giving effect to the Redemption) and the proceeds from the PIPE Investment, net of liabilities of Newcourt; (vi) Newcourt having delivered executed copies of each Ancillary Agreement to which it is a party; (vii) approval of the Psyence Biomed Common Shares for listing on Nasdaq; and (viii) the completion of the PIPE Investment.

Unless waived, the obligations of Newcourt to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Psyence of customary certificates and other Closing deliverables: (i) the representations and warranties of Psyence and Psyence Biomed being true and correct as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) Psyence Biomed having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to Psyence or Psyence Biomed since the date of the Business Combination Agreement; (iv) delivery of a duly executed officer’s certificate certifying certain conditions; (v) Psyence and Psyence Biomed shall have executed and delivered a copy of each Ancillary Agreement to which they are a party; (vi) delivery by Psyence Biomed to Newcourt of certain financial statements; and (vii) a fairness opinion shall have been received by Newcourt.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of Newcourt and Psyence; (ii) by either Newcourt or Psyence if any applicable law is in effect which makes the consummation of the Transactions illegal or any final, non-appealable order in effect permanently prevents the consummation of the Transactions, unless such order or other action was caused by the breach of such party; (iii) by either Newcourt or Psyence if the consummation of the transactions contemplated by the Business Combination Agreement shall not have occurred on or before July 22, 2023; (iv) by either Newcourt or Psyence in the event of the other party’s uncured material breach, if such breach would result in the failure of a condition to Closing (and so long as the terminating party is not also in breach under the Business Combination Agreement); (v) by either Newcourt or Psyence if the shareholders of Newcourt do not approve the Business Combination Agreement and the Transaction at an extraordinary general shareholder meeting held by Newcourt; (vi) by Newcourt if Psyence does not obtain the requisite approvals for the Transaction; (vii) by Psyence within 10 business days of the date of the Business Combination Agreement if it is unsatisfied with its due diligence of Newcourt; (viii) by Psyence if Newcourt has not delivered to Psyence by March 31, 2023 a certified copy of resolutions or written consent of Newcourt’s board of directors unanimously confirming a $50,000,000 valuation of Psyence Biomed made in reliance of a favourable fairness opinion; (ix) by Psyence if by March 31, 2023 the parties are unable to agree on finalized forms of certain ancillary documents; (x) by Psyence if Subscription Agreements for PIPE Investment evidencing indicative commitments for (or funding of) and non-redemption agreements totaling at least $20,000,000 in the aggregate have not been received by February 28, 2023; and (xi) by Psyence or Newcourt if Newcourt’s transaction expenses exceeds $7,000,000.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related to communications, fees and expenses, trust account waiver, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability. Termination shall not relieve any Party from any liability arising out of or incurred as a result of its fraud or its material breach of the Business Combination Agreement. The Business Combination Agreement does not provide for any termination fees.

Trust Account Waiver

Psyence and Psyence Biomed each agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in Newcourt’s trust account held for Newcourt’s public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) other than in connection with the closing of the proposed business combination.

Governing Law

The Business Combination Agreement is governed by the laws of the State of Delaware and the parties are subject to exclusive jurisdiction of the Delaware Court of Chancery.

A copy of the Business Combination Agreement is filed as Exhibit 2.1 to this Report and is incorporated herein by reference, and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto.

The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Business Combination Agreement has been filed with this Report in order to provide investors with information regarding its terms. It is not intended to provide any other factual information about Newcourt, Psyence, Psyence Biomed or any other party to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Newcourt’s public disclosures.

Related Agreements

Pursuant to or in connection with the Business Combination Agreement, the parties will enter into certain customary agreements (the “Ancillary Agreements”) such as the A&R Registration Rights Agreement, Lock-Up Agreements, Subscription Agreements and Support Agreements by the Sponsor as well as certain shareholders of the Psyence. Shareholders and other interested parties are urged to read such Ancillary Agreements in their entirety when available.

For more information about the Business Combination Agreement and the proposed business combination with Psyence, see our Current Report on Form 8-K filed with the SEC on January 13, 2023. Unless specifically stated, this Report does not give effect to the proposed business combination with Psyence and does not contain the risks associated with the proposed business combination with Psyence. Such risks and effects relating to the business combination with Psyence will be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our business combination with Psyence.

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

Financial Position

With funds available for a business combination initially in the amount of $242,500,000 assuming no redemptions and after payment of $12,500,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us. On January 6, 2023, shareholders holding 23,497,468 public shares exercised their right to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $247 million (approximately $10.35 per public share) has been removed from the Trust Account to pay such holders and approximately $15.55 million remains in the Trust Account.

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

Ability to extend the time to complete our initial business combination

We will have until 18 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to three additional times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, LLC, as amended, in order to extend the time available for us to consummate our initial business combination, we must deposit into the trust account for each additional one-month extension, $82,500 on or prior to the date of the applicable deadline, up to an aggregate of $247,500. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $10.35 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

On January 6, 2023, shareholders holding 23,497,468 public shares exercised their right to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $247 million (approximately $10.35 per public share) has been removed from the Trust Account to pay such holders and approximately $15.55 million remains in the Trust Account. Following redemptions, the Company has 1,502,532 public shares outstanding.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 81.2% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 22, 2023 (or July 22, 2023, if the date by which the Company must complete an initial business combination is extended in full).

Redemption of public shares and liquidation if no initial business combination

On January 6, 2023, the Company’s shareholders approved an amendment (the “Extension Amendment”) to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO). Our sponsor, officers and directors have agreed that we will have only 21 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination July 22, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period.

Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 22, 2023 (or July 22, 2023, if the date by which the Company must complete an initial business combination is extended in full). However, if our initial holders, sponsor, officers or directors acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 22, 2023 (or July 22, 2023, if the date by which the Company must complete an initial business combination is extended in full).

Our initial holders, sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months, if we further extend the time to complete a business combination) from the closing of the IPO or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

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

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.35. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months, if we further extend the time to complete a business combination) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months (or up to 21 months, if we further extend the time to complete a business combination) from the closing of the IPO, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;
●	if our initial business combination is not consummated by July 22, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Human Capital Management

As of the effective date of this Report, we have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on the status of the proposed business combination with Psyence and, if the proposed business combination with Psyence is not consummated, whether a different target business has been selected for our initial business combination and the current stage of the business combination process.

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

Item 1A.    Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from any forward-looking statements in this Report are any of the risks described in our final prospectus for our initial public offering filed with the SEC and the risks described in this Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC and declared effective by the SEC on October 19, 2021. See also the Risk Factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Psyence

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial business combination and liquidate the trust account.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

•registration as an investment company with the SEC;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

As a result, if we were deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and liquidate the Trust Account.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

To that end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Certain proposed rules issued by the SEC on March 30, 2022 would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the proposed rules, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

Notwithstanding whether or not the proposed rules are adopted by the SEC, we may be deemed to be an investment company under the Investment Company Act. As a SPAC, we were formed for the sole purpose of completing an initial business combination. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of our IPO, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we will liquidate the securities held in the Trust Account prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 19, 2023, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation. Further, if we do not invest the proceeds held in the Trust Account as discussed above, we may be deemed to be subject to the Investment Company Act, and the loss you may suffer as a result of being deemed subject to the Investment Company Act may be greater than if we liquidated the securities held in the Trust Account and instead held such funds in cash.

We do not believe that our principal activities will subject us to regulation under the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the business combination. In such circumstances, we would expect to abandon our efforts to complete the business combination and liquidate the Trust Account. If we are unable to complete our initial business combination within the required time period and are required to liquidate the Trust Account, our public stockholders may receive only approximately $10.35 per share (based on the amount in the Trust Account as of December 31, 2022), or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. If we are required to liquidate, you may lose all or part of your investment in the Company and our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire and become worthless.

In order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 19, 2023, instruct the Trustee to hold all funds in the Trust Account in cash until the earlier of the consummation of the business combination or our liquidation. Any decision to hold all funds in the Trust Account in cash would likely reduce the amount our public stockholders would receive upon any redemption or liquidation.

While the funds in our Trust Account may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 19, 2023, instruct the Trustee to hold all funds in the Trust Account in cash until the earlier of the consummation of the business combination or our liquidation in order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Any decision to hold all funds in the Trust Account in cash, combined with any permitted withdrawals of interest held in the Trust Account to pay our taxes, would likely reduce the effective yield on the amounts in the Trust Account and the amount our public stockholders would receive upon any redemption or liquidation.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may receive only approximately $10.35 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares, units and warrants are listed on the Nasdaq Global Market (“Nasdaq”). We are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Class A ordinary shares include, among other things, the requirement to maintain at least 400 public holders and at least 500,000 publicly held shares.

We expect that if our Class A ordinary shares fail to meet Nasdaq’s continued listing requirements, our units and warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. We cannot assure you that any of our ordinary shares, units or warrants will be able to meet any of Nasdaq’s continued listing requirements. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A ordinary shares constitute a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

Holders

Although there are a larger number of beneficial owners, at March 20, 2023, there were 4 holders of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

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

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $8,014,314 which primarily consists of operating expenses of $1,293,977, interest income on investments held in trust account of $3,551,791 and change in fair value of warrants of $5,756,500.

For the period February 25, 2021 (inception) through December 31, 2021, we had a net income of $8,230,440, which consisted of operating expenses of $334,288, interest income on investments held in trust account of $2,424, change in fair value of warrants of $9,671,800 and transaction costs allocated to warrant issuance $1,109,496.

Liquidity and Capital Resources

On October 22, 2021, we consummated the IPO of 22,000,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $220,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,210,667 private placement warrants to the sponsor at a price of $1.50 per warrant, generating gross proceeds of $3,316,000.

Following the closing of the IPO and the Over-Allotment, $255,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account) and $1,149,574 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $519,604. Net cash used in investing activities was zero and net cash provided by financing activities was zero.

For the period from February 25, 2021, through December 31, 2021, cash used in operating activities was $839,173. Net cash used in investing activities was $255,000,000 and net cash provided by financing activities was $256,487,455 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2022, we had cash and marketable securities held in the trust account of $257,725,405. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $128,678 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary share Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of ordinary share outstanding during the period, excluding shares of ordinary share subject to forfeiture by the Sponsor. At December 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-6 through F-20 comprising a portion of this Report.

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

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Michael Jordaan	54	Chairman of the Board of Directors
Marc Balkin	49	Chief Executive Officer
Daniel Rogers	53	Chief Financial Officer
Simran Aggarwal	50	Independent Director
Rohit Bodas	47	Independent Director
Nicole Farb	43	Independent Director

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

Simran Rekhi Aggarwal has served as an independent director of the Company since October 2021.  Mrs. Aggarwal is the Founder and President of Fintech Meetup, a digital-first events company that connects the payments, banking and financial services community, and Personatech, an event-tech company.  Previously, she founded and led large scale events including Money20/20 (fintech) which was acquired by Ascential, as well as Shoptalk (retail and ecommerce) and Groceryshop (grocery and consumer packaged goods), which were acquired by Hyve Group.  Mrs. Aggarwal received a Bachelor of Science degree in Economics and Finance from the New York University Stern School of Business.  We believe Mrs. Aggarwal is well-qualified to serve as a member of our board of directors due to her significant direct experience working with financial technology companies.

Rohit Bodas has served as an independent director of the Company since October 2021.  Mr. Bodas brings over 20 years of experience as a venture capital investor, software engineer, startup advisor and angel investor in the technology and financial service industries.  From September 2017 to May 2021, Mr. Bodas served as a General Partner at Propel Venture Partners Global SL, a $250 million venture capital fund backed by Banco Bilbao Vizcaya Argentaria (“BBVA”).  Before joining Propel Venture Partners, from November 2011 to July 2017, Mr. Bodas was a founding member of Amex Ventures, the strategic investment group for American Express. Before American Express, Mr. Bodas was a funding member of Hartford Ventures, the strategic investment arm of The Hartford Financial Services Group.  Over his career, Mr. Bodas has led investments in several high-growth and successful startups in the US, Mexico, UK, and India.  Notable investments include Plaid, Groww, Trulioo, Clip, ChargePoint (NYSE: CHPT), inAuth (acquired by American Express), and Mezi (acquired by American Express), among others.  Earlier in his career, Mr. Bodas held roles in engineering and product development at Motorola Research Labs, and he is an inventor of seven US patents.  Mr. Bodas has a BE in Electronics and Telecommunications, MS in Computer Science, and received his MBA from the Kellogg School of Management.  Mr. Bodas is also an advisor to FTOC and an active angel investor.  He is the founder of Amara.vc, a private angel investment syndicate focusing on fintech and AI startups in the US and India.  We believe Mr. Bodas is well-qualified to serve as a member of our board of directors due to his extensive investment experience and deep specific knowledge in the areas of fintech and financial services.

Nicole Farb has served as an independent director of the Company since October 2021.  Mrs. Farb is an experienced entrepreneur, investor, company executive and advisor with deep expertise in the technology sector.  She is currently a Venture Partner with Headline Ventures and advisor to SoFi and Joe Bike, a bicycle subscription service company, and has served on its board of directors since February 2021.  Previously, Mrs. Farb served as an Advisor and Vice President to Grove Collaborative.  From 2013 to 2019, Mrs. Farb was CEO, co-founder and a director of Darby Smart (acquired).  From 2009 to 2013, Mrs. Farb worked at Goldman Sachs Technology Investment Banking Group, initially as an associate and later as a vice president and head of emerging private companies.  Mrs. Farb received a Bachelor of Arts degree in Journalism from Loyola University Chicago and an MBA from University of Chicago.  We believe Mrs. Farb is well-qualified to serve as a member of our board of directors due to her significant experience working on capital markets transactions and providing corporate leadership.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 20, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,177,532 ordinary shares, consisting of (i) 2,642,532 Class A ordinary shares and (ii) 6,535,000 Class B ordinary shares, issued and outstanding as of March 20, 2023. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Percentage
	Number of		Number of		Of
	Shares	Approximate	Shares	Approximate	Outstanding
Name and Address of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Owner (1)	Owned	of Class	Owned	of Class	Shares
Newcourt SPAC Sponsor LLC (2)	920,000	34.8%	6,535,000	100.0%	81.2%
Michael Jordaan(3)	—	—	—	—	—
Marc Balkin(3)	—	—	—	—	—
Daniel Rogers(3)	—	—	—	—	—
Simran Aggarwal(3)	—	—	—	—	—
Rohit Bodas(3)	—	—	—	—	—
Nicole Farb (3)	—	—	—	—	—
All directors and officers as a group (Six individuals)(3)	—	—	—	—	—
Saba Capital Management, L.P (4)	1,678,915	63.5%	—	—	18.3%
Highbridge Capital Management, LLC (5)	1,553,685	58.8%	—	—	16.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Newcourt Acquisition Corp, 2201 Broadway, Suite 705, Oakland, CA 94612.
(2)	Sponsor is organized under the laws of the State of Delaware. Tabula Rasa Limited, a British Virgin Islands company with limited liability, is the sole manager of Sponsor. Fiducia Trustees Limited is the sole corporate director of Tabula Rasa Limited. The address for the principal business office of the Sponsor is 2201 Broadway, Suite 705, Oakland, CA 94612.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.
(4)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 14, 2022 and represents shares deemed beneficially owned by each of Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. The business address of each of the entities and individual above is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	Based solely upon information contained in the Schedule 13G/A filed with the SEC on February 3, 2022. The business address is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and will be exempt from registration requirements under the federal securities laws.  As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available.  Other than (i) repayment of loans made to us prior to the date of the prospectus of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of any incremental loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $20,000 per month for office space, administrative and shared personnel support services, and (iv) reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.

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

On March 11, 2021, the Company issued and on July 7, 2021, the Company amended and restated, an unsecured promissory note to the sponsor (as amended and restated, the “IPO Note”), pursuant to which, the Company could borrow up to an aggregate of $1,000,000 to cover expenses related to the IPO. These loans are non-interest bearing, unsecured and were paid off on October 22, 2021.

On January 6, 2023, the Company issued an unsecured promissory note to the sponsor (the “Extension Note”) pursuant to which the Company could borrow up to an aggregate of $495,000 in connection with the Trust Agreement Amendment. The Extension Note is non-convertible and bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. As of January 27, 2023, an aggregate of $247,500 has been drawn down on the Extension Note and deposited into the Trust Account to cover the initial three-month extension.

On January 17, 2023, the Company issued an unsecured promissory note (the “Note”), in the amount of up to $1,000,000 to the sponsor. The proceeds of the Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). At the Maturity Date, by providing written notice to the Company, the Sponsor may elect to convert any portion or all of the amount outstanding under the Note, up to a maximum of $1,000,000, into securities of the Company. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $84,900. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 we did not pay Citrin any audit-related fees.

Tax Fees. We have not paid Citrin for tax services, planning or advice for the year ended December 31, 2022.

All Other Fees. We did not pay Citrin for any other services for the year ended December 31, 2022.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of October 19, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
2.1	Business Combination Agreement, dated as of January 9, 2023, by and among Newcourt Acquisition Corp, Newcourt SPAC Sponsor LLC, Psyence Group Inc. and Psyence Biomed Corp. (5)
3.1	Amended and Restated Memorandum and Articles of Association, dated as of October 19, 2021 (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association, dated as of January 6, 2023 *
4.1	Specimen Unit Certificate (1)
4.2	Specimen Ordinary Shares Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated as of October 19, 2021, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.5	Description of Registered Securities *
10.1	Letter Agreement, dated as of October 19, 2021, by and among the Company and the Company’s security holders named therein, and the officers and directors of the Company (2)
10.2	Investment Management Trust Agreement, dated as of October 19, 2021, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Registration Rights Agreement, dated as of October 19, 2021, by and among the Company, Newcourt SPAC Sponsor LLC and certain other security holders of the Company (2)
10.4	Administrative Service Agreement, dated as March 28, 2022, by and between the Company and Newcourt SPAC Sponsor LLC (3)
10.5	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Newcourt SPAC Sponsor LLC (2)
10.6	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Placement Unit Subscription Agreement, dated October 19, 2021, by and between the Company and Cohen & Company Capital Markets (2)
10.8	Form Indemnity Agreement, by and between the Company and each of the directors and officers of the Company (1)
10.9	Securities Subscription Agreement, dated March 4, 2021, between the Company and Newcourt SPAC Sponsor LLC (1)
10.10	Amended and Restated Promissory Note, dated as of June 21, 2021, issued to Newcourt SPAC Sponsor LLC (1)
10.11	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 19, 2021, by and between Continental Stock Transfer & Trust Company and the Company (4)
10.12	Promissory Note, dated January 17, 2023, issued by Newcourt Acquisition Corp to Newcourt SPAC Sponsor, LLC (6)
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer pursuant to Securities Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Securities Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*Filed herewith

** Furnished herewith

(1)Incorporated by reference to the Company’s Form S-1/A , filed with the SEC on October 5, 2021.

(2)Incorporated by reference to the Company’s Form 8-K , filed with the SEC on October 25, 2021.

(3) Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 1, 2022.

(4)Incorporated by reference to the Company’s Form 8-K , filed with the SEC on January 10, 2023.

(5)Incorporated by reference to the Company’s Form 8-K , filed with the SEC on January 13, 2023.

(6)Incorporated by reference to the Company’s Form 8-K , filed with the SEC on January 23, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Newcourt Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newcourt Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 22, 2023, unless extended through July 22, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 1 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 22, 2023

Item 1. Financial Statements

NEWCOURT ACQUISITION CORP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$128,678	$648,282
Prepaid expenses	248,224	324,938
Interest receivable	828,810	—
Total current assets	1,205,712	973,220
LONG TERM ASSETS
Prepaid expenses-non current	—	248,649
Investments held in Trust Account	257,725,405	255,002,424
TOTAL ASSETS	$258,931,117	$256,224,293
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$417,712	$68,702
Deferred underwriting fee payable	13,100,000	—
Due to related party	100,000	—
Derivative warrant liabilities	653,500	—
Total current liabilities	14,271,212	68,702
Derivative warrant liabilities	—	6,410,000
Deferred underwriting fee payable	—	13,100,000
Total liabilities	14,271,212	19,578,702

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.34 and $10.20 per share on December 31, 2022 and 2021	258,554,215	255,000,000
SHAREHOLDERS' DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption at December 31, 2022 and 2021)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at December 31, 2022 and 2021	654	654
Additional paid-in capital	—	—
Accumulated deficit	(13,895,078)	(18,355,177)
TOTAL SHAREHOLDERS' DEFICIT	(13,894,310)	(18,354,409)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$258,931,117	$256,224,293

The accompanying notes are an integral part of these financial statements.

NEWCOURT ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the period
		February 25, 2021
	For the	(inception)
	year ended	through
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$1,293,977	$334,288
Total operating expenses	1,293,977	334,288
OTHER INCOME
Interest income on investments held in Trust Account	3,551,791	2,424
Change in fair value of warrant liabilities	5,756,500	9,671,800
Transaction costs allocated to warrant issuance	—	(1,109,496)
Total other income	9,308,291	8,564,728
NET INCOME	$8,014,314	$8,230,440

Weighted average shares outstanding of Class A Ordinary shares	26,140,000	6,146,343
Basic and diluted net income per share, Class A	$0.38	$6.72

Weighted average shares outstanding of Class B Ordinary shares	6,535,000	6,594,170
Basic and diluted net income per share, Class B	$0.25	$0.65

The accompanying notes are an integral part of these financial statements.

NEWCOURT ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	(18,355,177)	$(18,354,409)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,554,215)	(3,554,215)
Net income	—	—	—	—	—	8,014,314	8,014,314
Balance, December 31, 2022	1,140,000	$114	6,535,000	$654	$—	$(13,895,078)	$(13,894,310)

For the from period Feb 25, 2021 (Inception) through December 31, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary shares to initial shareholders	—	—	6,611,500	661	24,339	—	25,000
Sale of PPM units including over-allotment	1,140,000	114	—	—	11,399,886	—	11,400,000
Private Warrant Liability	—	—	—	—	(706,800)	—	(706,800)
Forfeiture of issued shares of initial shareholders	—	—	(76,500)	(7)	7	—	—
Accretion for Class A Ordinary shares to redemption value	—	—	—	—	(10,717,432)	(26,585,617)	(37,303,049)
Net Income	—	—	—	—	—	8,230,440	8,230,440
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)

The accompanying notes are an integral part of these financial statements.

NEWCOURT ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the period
		February 25,
		2021
		(inception)
	For the year ended	through
	December 31, 2022	December 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,014,314	$8,230,440
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,722,981)	(2,424)
Change in fair value of warrant liabilities	(5,756,500)	(9,671,800)
Offering costs allocated to warrant issuance	—	1,109,496
Changes in operating assets and liabilities:
Prepaid expenses and other	325,363	(573,587)
Due to related party	100,000	—
Interest receivable	(828,810)	—
Accounts payable and accrued expenses	349,010	68,702
Net cash used in operating activities	(519,604)	(839,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(255,000,000)
Net cash used in investing activities	—	(255,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of paid underwriters' discount	—	246,212,029
Proceeds from private placement	—	11,400,000
Payment of offering costs	—	(1,149,574)
Proceeds from issuance of Class B common shares to Sponsor	—	25,000
Net cash flows used in financing activities	—	256,487,455

NET CHANGE IN CASH	(519,604)	648,282
CASH, BEGINNING OF YEAR	648,282	—
CASH, END OF YEAR	$128,678	$648,282
Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$—	$16,081,800
Deferred underwriting commissions payable	$—	$13,100,000
Accretion for Class A ordinary shares to redemption value	$3,551,791	$26,585,617

The accompanying notes are an integral part of these financial statements.

NEWCOURT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 22, 2023, 18 months from the closing of the IPO or for further period of 3 months by July 22, 2023, 21 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

On January 6, 2023, the Company’s shareholders approved an amendment (the “Extension Amendment”) to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO). If the Company is unable to complete a Business Combination by July 22, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $128,678 in its operating bank accounts, $257,725,405 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary share in connection therewith and working capital deficit of $13,065,500. As of December 31, 2022 and 2021, approximately $3,551,791 and $2,424 respectively of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by April 22, 2023, 18 months from the closing of the IPO or for further period of 3 months by July 22, 2023, 21 months from the closing of the IPO, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.

Also, in connection with the Company’s assessment of going concern considerations in accordance with ASU No. 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 22, 2023, 18 months from the closing of the IPO or for further period of 3 months by July 22, 2023, 21 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest receivable balance as at December 31, 2022 pertains to interest income on investments held in Trust and will be included in the investment balance when received by the Company. Interest income received is reinvested into the investments held in Trust account.

Offering Costs associated with the IPO

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000). At December 31, 2022 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as stockholders’ equity. The Company’s Class A ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 25,000,000 shares of Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption as on December 31, 2021	255,000,000
Plus: Accretion of carrying value to redemption value	3,554,215
Class A ordinary share subject to possible redemption as on December 31, 2022	$258,554,215

Net Income per Common Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 ordinary share at $11.50 per share were issued on October 22, 2021. At December 31, 2022 and 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential shares of Class A ordinary share for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the year ended December 31, 2022
Basic and diluted net income per share:	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income before accretion income	$6,411,451	$1,602,863
Accretion of Class A ordinary shares to redemption value	3,554,215	—
Net income including accretion of Class A Redeemable shares to redemption value	$9,965,666	$1,602,863

Denominator:
Weighted average shares outstanding	26,140,000	6,535,000

Basic and diluted net income per share	$0.38	$0.25

	For the period February 25, 2021 (inception) through December 31, 2021
Basic and diluted net income per share:	Class A Ordinary share	Class B Ordinary share
Numerator:
Allocation of net income before accretion income	$3,970,571	$4,259,869
Accretion of Class A ordinary shares to redemption value	37,303,049	—
Net income including accretion of Class A Redeemable shares to redemption value	$41,273,620	$4,259,869

Denominator:
Weighted average shares outstanding	6,146,343	6,594,170

Basic and diluted net income per share	$6.72	$0.65

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

As of October 6, 2021, the fair value of the 95,000 Founder Shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar Special Purpose Acquisition Company (“SPAC”) warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

Note 5 — Related Party Transactions

Founder Shares

On March 11, 2021, the Sponsor paid $25,000 to fund certain obligations of the Company in consideration for 5,912,500 Class B ordinary shares (the “Founder Shares”) of the Company par value $0.0001 ("Class B ordinary shares") for an aggregate price of $25,000. In September 2021, the Company effected a dividend of approximately 0.017 shares for each Class B ordinary share outstanding, resulting in there being an aggregate of 6,015,000 Founder Shares outstanding. On October 19, 2021, the Company effected a dividend of approximately 0.099 shares for each outstanding Class B ordinary share, resulting in there being an aggregate of 6,611,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time. The initial shareholders have agreed to forfeit up to 841,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option only in part, the Sponsor did forfeit 76,500 Founder Shares.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). On June 21, 2021 the Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2022, or the expiration of the 45-day over-allotment option. The Company had no borrowings on the Note as of December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. As of December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $30,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the year ended December 31, 2022 and for the period February 25, 2021 (inception) through December 31, 2021, $220,000 and $45,000 was incurred respectively. $100,000 and $45,000 remains unpaid as of December 31, 2022 and 2021 respectively and is included on current liabilities in the balance sheet.

For the year ended December 31, 2022, an aggregate of $118,425 was paid to an entity related to the Chief Financial Officer for support services.

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

Note 7 — Shareholders’ Equity

Ordinary shares

Class A Ordinary shares—The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,140,000 (excluding 25,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the initial Business Combination,the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, approximately 22.74% of the sum of the total number of all ordinary shares outstanding upon the completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

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

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 8 — Fair Value Measurements

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

At December 31, 2022 and 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$257,725,405	$257,725,405	—	—
Liabilities:
Warrant Liability - Public Warrants	$625,000	$625,000	—	—
Warrant Liability - Private Warrants	$28,500	—	—	$28,500

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$255,002,424	$255,002,424	—	—
Liabilities:
Warrant Liability - Public Warrants	$6,125,000	$6,125,000	—	—
Warrant Liability - Private Warrants	$285,000	—	—	$285,000

At December 31, 2022 and 2021, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Warrants).

The Company utilizes a Black-Scholes simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Share Price	$10.28	$9.91
Exercise Price	$11.50	$11.50
Term (years)	5.62	6.00
Volatility	4.10%	8.00%
Risk Free Rate	3.90%	1.35%
Dividend Yield	0.00%	0.00%

At December 31, 2022, the fair value of the Public and Private Warrants was $0.05 and December 31, 2021, the fair value of the Public Warrants was $0.49 and Private Warrants was $ 0.50.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2021	$285,000
Change in fair value	(256,500)
Fair value as of December 31, 2022	$28,500

Public Placement
Warrants
Fair value as of December 31, 2021	$6,125,000
Change in fair value	(5,500,000)
Fair value as of December 31, 2022	$625,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2022.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the items disclosed below, there were no subsequent events that would require adjustment or disclosure:

Business Combination Agreement sponsor

On January 9, 2023, Newcourt Acquisition Corp, entered into a Business Combination Agreement with Newcourt SPAC Sponsor LLC, Psyence Group Inc., a corporation organized under the laws of Ontario, Canada, and Psyence Biomed Corp., a corporation organized under the laws of British Columbia, Canada (“Psyence Biomed”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Effective Time (as defined below), (a) a to-be-incorporated wholly-owned subsidiary of Psyence Biomed domiciled in the Cayman Islands (the “Merger Sub”) will be merged with and into Newcourt (the “Merger”), with Newcourt surviving the Merger as a direct wholly-owned subsidiary of Psyence Biomed (the “Combined Company”).

As consideration for the Merger, as of the effective time of the Merger (the “Effective Time”) (i) each Class B ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class B Stock”), issued and outstanding immediately prior to the Effective Time, by virtue of the Merger and upon the terms set forth in the Business Combination Agreement, will be converted into the right to receive one common share of Psyence Biomed (each, a “Psyence Biomed Common Share”) (the “Per Share Merger Consideration”), and (ii) each Class A ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class A Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the completion and payment of any redemptions of Newcourt Class A Stock (the “Redemption”)), other than shares owned by Newcourt, Merger Sub, Psyence Biomed or any of their respective subsidiaries, by virtue of the Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, will be converted into the right to receive the Per Share Merger Consideration. The aggregate number of Psyence Biomed Common Shares into which the Newcourt Class A Stock and Newcourt Class B Stock are converted into is the merger consideration (the “Merger Consideration”). Before or upon the Closing, Psyence Biomed intends to transfer the shares of Good Psyence (Pty) Ltd (RF) (South Africa), Psyence Jamaica Ltd (Jamaica), Psyence Therapeutics Corp. (Ontario, Canada), Mind Health (Pty) Ltd (Lesotho), Psyence South Africa (Pty) Ltd (South Africa), and Pure Psyence Corp. (Canada) to an entity of the Psyence’s choice. In connection with the transactions contemplated by the Business Combination Agreement (the “Transaction”), Newcourt and Psyence Biomed also intend to enter into Subscription Agreements with certain investors, prior to the consummation of the Transaction (the “Closing”), to provide financing to Newcourt, Psyence Biomed or the Combined Company (the “PIPE Investment”).

Immediately prior to the consummation of the PIPE Investment, Psyence Biomed will effect a stock split, under which each Psyence Biomed Common Share that is issued and outstanding as of such time shall be split into a number of Psyence Biomed Common Shares determined by multiplying each such Psyence Biomed Common Share by a split factor, which is the quotient obtained by dividing the Per Share Psyence Biomed Value by $10.00. The “Per Share Psyence Biomed Value” is the quotient obtained by dividing $50,000,000 by the total number of issued and outstanding Psyence Biomed Common Shares immediately prior to the stock split.

Extension of time period

On January 6, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”) for the purpose of considering and voting on the Charter Amendment and the Trust Agreement Amendment. The shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO).

Trust Agreement Amendment

At the EGM, the shareholders of the Company also approved the amendment to the Company’s investment management trust agreement, dated as of October 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit into the Company’s trust account (the “Trust Account”), (i) as soon as practicable after the effective date of the Trust Agreement Amendment, for the initial three-month extension, the lesser of (a) $247,500 and (b) $0.165 for each Class A ordinary share outstanding after giving effect to the redemption, and (ii) for each additional one-month extension, the lesser of (a) $82,500 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption.

Redemption of Shares in Trust Account

In connection with the EGM held on January 6, 2023, shareholders holding 23,497,468 ordinary shares (the “public shares”) exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $247 million (approximately $10.35 per public share) has been removed from the Trust Account to pay such holders and approximately $15.55 million remains in the Trust Account. Following redemptions, the Company has 1,502,532 public shares outstanding.

Issuance of unsecured Promissory note

On January 17, 2023, the Company issued an unsecured promissory note (the “Note”), in the amount of up to $1,000,000 to Newcourt SPAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). At the Maturity Date, by providing written notice to the Company, the Sponsor may elect to convert any portion or all of the amount outstanding under the Note, up to a maximum of $1,000,000, into securities of the Company.

Recent events relating to the disruption in the U.S. banking system

In March 2023, the shut‐down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system. Additional financial institution failures may occur in the near term that may limit access to short‐term liquidity or have adverse impacts to the economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2023	Newcourt Acquisition Corp

	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marc Balkin Marc Balkin	Directors and Chief Executive Officer (Principal Executive Officer)	March 22, 2023

/s/ Daniel Rogers	Chief Financial Officer	March 22, 2023
Daniel Rogers	(Principal Financial and Accounting Officer)

/s/ Michal Jordaan	Chairman of the Board of Directors	March 22, 2023
Michael Jordaan

/s/ Sirmran Aggarwal	Director	March 22, 2023
Sirmran Aggarwal

/s/ Rohit Bodas	Director	March 22, 2023
Rohit Bodas

/s/ Nicole Farb	Director	March 22, 2023
Nicole Farb