Form 10-Q
period 2023-03-31
Newcourt Acquisition Corp
filed 2023-05-15
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2022, there were 2,642,532 Class A ordinary shares, par value $0.0001 per share and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

NEWCOURT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash	$15,957	$128,678
Prepaid expenses	211,743	248,224
Interest income receivable	60,898	828,810
Total current assets	288,598	1,205,712

LONG TERM ASSETS
Investments held in Trust Account	16,115,127	257,725,405
TOTAL ASSETS	$16,403,725	$258,931,117

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$632,503	$417,712
Deferred underwriting fee payable	13,100,000	13,100,000
Due to affiliate	70,000	100,000
Loan from Sponsor	685,000	—
Derivative warrant liabilities	392,100	653,500
Total current liabilities	14,879,603	14,271,212

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,502,532 and 25,000,000 shares at redemption value of $10.77 and $10.34 per share on March 31, 2023 and December 31, 2022	16,176,025	258,554,215
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 1,502,532 and 25,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	654	654
Additional paid-in capital	—	—
Accumulated deficit	(14,652,671)	(13,895,078)
TOTAL SHAREHOLDERS’ DEFICIT	(14,651,903)	(13,894,310)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$16,403,725	$258,931,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$771,493	$326,902
Total operating expenses	771,493	326,902
OTHER INCOME
Interest income on investments held in Trust Account	485,604	6,288
Change in fair value of warrants	261,400	3,273,200
Total other income	747,004	3,279,488

NET INCOME (LOSS)	$(24,489)	$2,952,586

Weighted average shares outstanding of Class A ordinary shares	4,896,611	22,000,000
Basic and diluted net income per share, Class A	$0.15	$0.10
Weighted average shares outstanding of Class B ordinary shares	6,535,000	6,535,000
Basic and diluted net income (loss) per share, Class B	$(0.00)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	1,140,000	$114	6,535,000	$654	$—	(13,895,078)	$(13,894,310)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(733,104)	(733,104)
Net loss	—	—	—	—	—	(24,489)	(24,489)
Balance, March 31, 2023	1,140,000	$114	6,535,000	$654	$—	$(14,652,671)	$(14,651,903)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance,December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)
Net income	—	—	—	—	—	2,952,586	2,952,586
Balance, March 31, 2022	1,140,000	114	6,535,000	654	—	(15,402,591)	(15,401,823)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,489)	$2,952,586
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,253,516)	(6,288)
Change in fair value of warrants	(261,400)	(3,273,200)
Changes in operating assets and liabilities:
Prepaid expenses	36,481	36,554
Interest Receivable	767,912	—
Due to affiliate	(30,000)	20,000
Accounts payable and accrued expenses	214,791	53,971
Net cash flows used in operating activities	(550,221)	(216,377)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(247,500)	—
Cash withdrawn from Trust account in connection with Class A ordinary shares redemption	243,111,294	—
Net cash flows provided by investing activities	242,863,794	—
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A ordinary shares	(243,111,294)	—
Advances from Sponsor	685,000	—
Net cash flows used in financing activities	(242,426,294)	—

NET CHANGE IN CASH	(112,721)	(216,377)
CASH, BEGINNING OF PERIOD	128,678	648,282
CASH, END OF PERIOD	$15,957	$431,905
Supplemental disclosure of noncash activities:
Accretion for Class A ordinary shares to redemption value	$733,104	$1,253,516

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note 1 – Description of Organization and Business Operations

Newcourt Acquisition Corp. (the “Company” or “Newcourt”) was incorporated in the Cayman Islands on February 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 9, 2023, the Company entered into a Business Combination Agreement (as amended by the amending agreement dated as of February 15, 2023, the “Business Combination Agreement”) with Newcourt SPAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”), Psyence Group Inc., a corporation organized under the laws of Ontario, Canada (“Psyence”), and Psyence Biomed Corp., a corporation organized under the laws of British Columbia, Canada (“Psyence Biomed”).

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

As consideration for the Merger, as of the effective time of the Merger (the “Effective Time”) (i) each Class B ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class B Stock”), issued and outstanding immediately prior to the Effective Time, by virtue of the Merger and upon the terms set forth in the Business Combination Agreement, will be converted into the right to receive one common share of Psyence Biomed (each, a “Psyence Biomed Common Share”) (the “Per Share Merger Consideration”), and (ii) each Class A ordinary share, par value $0.0001 per share, of Newcourt (the “Newcourt Class A Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the completion and payment of any redemptions of Newcourt Class A Stock (the “Redemption”)), other than shares owned by Newcourt, Merger Sub, Psyence Biomed or any of their respective subsidiaries, by virtue of the Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, will be converted into the right to receive the Per Share Merger Consideration. The aggregate number of Psyence Biomed Common Shares into which the Newcourt Class A Stock and Newcourt Class B Stock are converted into is the merger consideration (the “Merger Consideration”). Before or upon the Closing, Psyence Biomed intends to transfer the shares of Good Psyence (Pty) Ltd (RF) (South Africa), Psyence Jamaica Ltd (Jamaica), Psyence UK Group Ltd., Psyence Therapeutics Corp. (Ontario, Canada), Mind Health (Pty) Ltd (Lesotho), Psyence South Africa (Pty) Ltd (South Africa), and Pure Psyence Corp. (Canada) to an entity of the Psyence’s choice. In connection with the transactions contemplated by the Business Combination Agreement (the “Transaction”), Newcourt and Psyence Biomed also intend to enter into Subscription Agreements with certain investors, prior to the consummation of the Transaction (the “Closing”), to provide financing to Newcourt, Psyence Biomed or the Combined Company (the “PIPE Investment”).

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

Offering costs for the IPO amounted to $15,937,545, consisting of $3,787,971 of underwriting fees, $11,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $2,100,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 22, 2023, 18 months from the closing of the IPO, or for a further period of up to 3 months by July 22, 2023, 21 months from the closing of the IPO, subject to the terms of the underwriting agreement. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended from time to time, the “Certificate of Incorporation”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

On January 6, 2023, the Company’s shareholders approved an amendment (the “Extension Amendment”) to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO). If the Company is unable to complete a Business Combination by July 22, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On January 19, 2023, the Company deposited into the trust account, the extension payment of $247,500 for the initial three-month extension.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $15,957 in its operating bank accounts, $16,115,127 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital deficit of $14,591,005. As of March 31, 2023, $485,604 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by April 22, 2023, 18 months from the closing of the IPO, or for a further period of up to 3 months by July 22, 2023, 21 months from the closing of the IPO, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.

Also, in connection with the Company’s assessment of going concern considerations in accordance with ASU No. 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 22, 2023, 18 months from the closing of the IPO, or for a further period of up to 3 months by July 22, 2023, 21 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023. The interim results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest receivable balance as at March 31, 2023 pertains to interest income on investments held in Trust and will be included in the investment balance when received by the Company. Interest income received is reinvested into the investments held in Trust account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000). At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income Taxes

ASC Topic 740, Income taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as stockholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

On January 6, 2023, shareholders holding 23,497,468 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Accordingly, on March 31, 2023, 1,502,532 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption as on December 31, 2021	255,000,000
Plus: Accretion of carrying value to redemption value	3,554,215
Class A ordinary share subject to possible redemption as on December 31, 2022	$258,554,215
Less : Redemption of ordinary shares	(243,111,294)
Plus: Accretion of carrying value to redemption value	733,104
Class A ordinary share subject to possible redemption as on March 31, 2023	$16,176,025

Net Income (loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary share at $11.50 per share were issued on October 22, 2021. At March 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended March 31, 2023
Basic and diluted net income (loss) per share:	Class A ordinary share	Class B ordinary share
Numerator:
Allocation of net loss before accretion income	$(10,490)	$(13,999)
Accretion of Class A ordinary shares to redemption value	733,104	—
Net income (loss) including accretion of Class A Redeemable shares to redemption value	$722,614	$(13,999)
Denominator:
Weighted average shares outstanding	4,896,611	6,535,000

Basic and diluted net income (loss) per share	$0.15	$(0.00)

	For the three months ended March 31, 2022
Basic and diluted net income per share:	Class A ordinary share	Class B ordinary share
Numerator:
Allocation of net income before accretion income	$2,276,393	$676,193
Accretion of Class A ordinary shares to redemption value	—	—
Net income including accretion of Class A Redeemable shares to redemption value	$2,276,393	$676,193
Denominator:
Weighted average shares outstanding	22,000,000	6,535,000

Basic and diluted net income per share	$0.10	$0.10

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

Stock Compensation Expense

In connection with the Company’s IPO, Founder Shares were sold to certain independent directors from among the Sponsor’s pool of Founder Shares at the price paid by the Sponsor (par value of $0.0001). Although these Founder Shares were purchased by the independent directors for value, under ASC 718, “Compensation – Stock Compensation,” these Founder Shares may be deemed stock-based compensation.

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

As of October 6, 2021, the fair value of the 95,000 Founder Shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar Special Purpose Acquisition Company (“SPAC”) warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the 95,000 Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the three months ended March 31, 2023.

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

Note 4 — Private Placement

On October 22, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,140,000 Units (the “Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $11,400,000. The Placement Units were purchased by Cantor (187,000 Units), CCM (33,000 Units) and the Sponsor (920,000 Units). Each whole Private Placement Unit will consist of one Placement Share and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “2021 Note”). On June 21, 2021, the 2021 Note was increased to $1,000,000. This loan is non-interest bearing and payable on the earlier of March 31, 2023, or the expiration of the 45-day over-allotment option. The Company had no borrowings on the 2021 Note as of March 31, 2023.

On January 6, 2023, the Company issued an unsecured promissory note in the amount of up to $495,000 to the Sponsor (the “Extension Loan”). This loan is non-interest bearing, non-convertible and payable on the consummation of the Company’s initial business combination.  $247,500 is outstanding under this loan and shown under Loan from Sponsor as of March 31, 2023.

On January 17, 2023, the Company issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor (the “2023 Note”). This loan is non-interest bearing and payable on the consummation of the Company’s initial business combination. At maturity, the Sponsor may elect to convert any portion or all of the amount outstanding under the 2023 Note, up to a maximum of $1,000,000, into units of the entity surviving or resulting from the Initial Business Combination at a conversion price of $10.00 per unit. $437,500 is outstanding under this loan and shown under Loan from Sponsor as of March 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $30,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the three months ended March 31, 2023 and for the period ended December 31, 2022, $60,000 and $220,000 was incurred respectively. $70,000 and $100,000 remains unpaid as of March 31, 2023 and December 31, 2022 respectively and is included on current liabilities in the balance sheet.

For the three months ended March 31, 2023, an aggregate of $32,755 was paid to an entity related to the Chief Financial Officer for support services.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement signed in connection with the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A ordinary shares—The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,140,000 (excluding 1,502,532 Class A ordinary shares and 25,000,000 Class A ordinary shares subject to possible redemption, respectively) Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination,the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, approximately 22.74% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Placement Warrants.

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

At March 31, 2023 and December 31, 2022, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Placement Warrants).

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$16,115,127	$16,115,127	—	—
Liabilities:
Warrant Liability - Public Warrants	$375,000	$375,000	—	—
Warrant Liability - Private Placement Warrants	$17,100	—	—	$17,100

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$257,725,405	$257,725,405	—	—
Liabilities:
Warrant Liability - Public Warrants	$625,000	$625,000	—	—
Warrant Liability - Private Placement Warrants	$28,500	—	—	$28,500

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

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Share Price	$10.60	$10.28
Exercise Price	$11.50	$11.50
Term (years)	5.31	5.62
Volatility	5.3%	4.10%
Risk Free Rate	3.53%	3.90%
Dividend Yield	0.00%	0.00%

At March 31, 2023, the fair value of the Public Warrants and Private Placement Warrants was $0.03. At December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants was $0.05.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2022	$28,500
Change in fair value	(11,400)
Fair value as of March 31, 2023	$17,100

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2023.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the items disclosed below, there were no subsequent events that would require adjustment or disclosure:

On April 3, 2023, the Company received a written notice (the “Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

The Letter states that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). If at any time during this compliance period the Company’s MLVS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. If compliance is not achieved by October 2, 2023, the Letter states that the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letter further notes that alternatively, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, but there can be no assurance that the Company will be able to do so.

On April 19, 2023, the Sponsor deposited $82,500 into the Trust Account, on behalf of the Company, to extend the time available to the Company to consummate its initial business combination to May 22, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, IPO and identifying a target company for a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2023, we had a net loss of $24,489 which consisted of operating expenses of $771,493, interest income on investments held in trust account of $485,604 and change in fair value of warrants of $261,400.

For the three months ended March 31, 2022, we had a net income of $2,952,586 which consisted of operating expenses of $326,902, unrealized gain on investments held in trust account of $6,288 and change in fair value of warrants of $3,273,200.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary share included in the Units being offered (the

“Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000. The Company has selected December 31 as its fiscal year end.

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

For the three months ended March 31, 2023, cash used in operating activities was $550,221. Net cash used in investing activities was $242,863,794 and net cash provided by financing activities was 242,426,294.

At March 31, 2023, we had cash and marketable securities held in the trust account of $16,115,127. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $15,957 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Class A Ordinary Share Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net income (loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. However, we may disclose changes to such factors or disclose additional factors from time-to-time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254328). The registration statement for the Company’s IPO was declared effective on October 19, 2021 On October 22, 2021, Newcourt Acquisition Corp (the “Company”) consummated its initial public offering (the “IPO”) of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 22, 2023, 18 months from the closing of the IPO, or for a further period of up to 3 months by July 22, 2023, 21 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

2.1

Business Combination Agreement, dated as of January 9, 2023, by and among Newcourt Acquisition Corp, Newcourt SPAC Sponsor LLC, Psyence Group Inc. and Psyence Biomed Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2023)

2.2

Amending Agreement, dated February 15, 2023, by and among Newcourt Acquisition Corp, Newcourt SPAC Sponsor LLC, Psyence Group Inc. and Psyence Biomed Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023)

3.1*	Amended and Restated Memorandum and Articles of Association of the Company, as amended on January 6, 2023
10.1	Amendment to the Investment Management Trust Agreement, dated January 6, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2023)
10.2	Promissory Note, dated January 6, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2023)
10.3	Promissory Note, dated January 17, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT ACQUISITION CORP

Date: May 15, 2023	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Daniel Rogers
	Name:	Daniel Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)