Form 10-Q
period 2023-06-30
Newcourt Acquisition Corp
filed 2023-08-14
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 389,511 Class A ordinary shares, par value $0.0001 per share and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

NEWCOURT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash	$9,802	$128,678
Prepaid expenses	104,411	248,224
Interest income receivable	67,181	828,810
Total current assets	181,394	1,205,712

LONG TERM ASSETS
Investments held in Trust Account	16,544,189	257,725,405
TOTAL ASSETS	$16,725,583	$258,931,117

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$725,834	$417,712
Deferred underwriting fee payable	13,100,000	13,100,000
Due to affiliate	130,000	100,000
Advances from Sponsor	1,177,770	—
Derivative warrant liabilities	130,700	653,500
Total current liabilities	15,264,304	14,271,212

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,502,532 and 25,000,000 shares at redemption value of $11.06 and $10.34 per share on June 30, 2023 and December 31, 2022	16,611,370	258,554,215
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 1,502,532 and 25,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	654	654
Additional paid-in capital	—	—
Accumulated deficit	(15,150,859)	(13,895,078)
TOTAL SHAREHOLDERS’ DEFICIT	(15,150,091)	(13,894,310)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$16,725,583	$258,931,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$512,088	$293,016	$1,283,581	$619,918
Total operating expenses	512,088	293,016	1,283,581	619,918
OTHER INCOME
Interest income on investments held in Trust Account	187,845	115,545	673,449	121,833
Change in fair value of warrants	261,400	2,221,900	522,800	5,495,100
Total other income	449,245	2,337,445	1,196,249	5,616,933

NET (LOSS) INCOME	$(62,843)	$2,044,429	$(87,332)	$4,997,015

Weighted average shares outstanding of Class A ordinary shares	1,502,532	22,000,000	3,190,195	22,000,000
Basic and diluted net (loss) income per share, Class A	$0.28	$0.07	$0.36	$0.18
Weighted average shares outstanding of Class B ordinary shares	6,535,000	6,535,000	6,535,000	6,535,000
Basic and diluted net (loss) income per share, Class B	$(0.01)	$0.07	$(0.01)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	1,140,000	$114	6,535,000	$654	$—	(13,895,078)	$(13,894,310)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(733,104)	(733,104)
Net loss	—	—	—	—	—	(24,489)	(24,489)
Balance, March 31, 2023	1,140,000	114	6,535,000	654	—	(14,652,671)	(14,651,903)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(435,345)	(435,345)
Net loss	—	—	—	—	—	(62,843)	(62,843)
Balance, June 30, 2023	1,140,000	$114	6,535,000	$654	$—	$(15,150,859)	$(15,150,091)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance,December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)
Net income	—	—	—	—	—	2,952,586	2,952,586
Balance, March 31, 2022	1,140,000	114	6,535,000	654	—	(15,402,591)	(15,401,823)
Net income	—	—	—	—	—	2,044,429	2,044,429
Balance, June 30, 2022	1,140,000	$114	6,535,000	$654	$—	$(13,358,162)	$(13,357,394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(87,332)	$4,997,015
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(673,449)	(121,833)
Change in fair value of warrants	(522,800)	(5,495,100)
Changes in operating assets and liabilities:
Prepaid expenses	143,813	133,509
Due to affiliate	30,000	50,000
Accounts payable and accrued expenses	308,122	95,002
Net cash flows used in operating activities	(801,646)	(341,407)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits to Trust Account	(495,000)	—
Withdrawals from Trust account in connection with Class A ordinary shares redemption	243,111,294	—
Net cash flows provided by investing activities	242,616,294	—
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A ordinary shares	(243,111,294)	—
Advances from Sponsor	1,177,770	—
Net cash flows used in financing activities	(241,933,524)	—

NET CHANGE IN CASH	(118,876)	(341,407)
CASH, BEGINNING OF PERIOD	128,678	648,282
CASH, END OF PERIOD	$9,802	$306,875
Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$1,168,449	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWCOURT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. On October 22, 2021, the Company consummated the IPO of 22,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $220,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $2,100,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2024, 27 months from the closing of the IPO, subject to the terms of the underwriting agreement. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

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

On January 6, 2023, the Company’s shareholders approved an amendment (the “ First Extension Amendment”) to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination for an initial three (3) months from January 22, 2023 to April 22, 2023 and up to three (3) times for an additional one (1) month each time from April 22, 2023 to July 22, 2023 (which is 21 months from the closing of our IPO). If the Company is unable to complete a Business Combination by July 22, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On July 11, 2023, the Company held an extraordinary general meeting of shareholders (the "EGM") for the purpose of considering and voting on the Second Extension Amendment, the Redemption Limitation Amendment and the Trust Agreement Amendment and, if presented, the proposal to adjourn the EGM to a later date. At the EGM, the shareholders of the Company also approved an amendment (the "Second Extension Amendment") to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination for six (6) months from July 22, 2023 to January 22, 2024 (which is 27 months from the closing of our IPO). At the EGM, the shareholders of the Company also approved an amendment (the "Redemption Limitation Amendment") to the Charter to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001.

As of June 30, 2023, the Company has made deposits totaling $495,000 into the Trust Account. Subsequent to the issuance of this report the Company has made an additional $82,500 deposit to the Trust Account.

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

On April 3, 2023, the Company received a written notice (the "Letter") from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market ("Nasdaq") indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities ("MVLS") of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on Nasdaq.

The Letter states that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). If at any time during this compliance period the Company's MLVS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. If compliance is not achieved by October 2, 2023, the Letter states that the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letter further notes that alternatively, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, but there can be no assurance that the Company will be able to do so.

During the three months ended June 30, 2023, the Sponsor made a monthly deposit of $82,500 into the Trust Account to extend the time available for the Company to consummate its initial business combination to July 22, 2023, totaling an additional $247,500. On July 17, 2023, the Sponsor deposited an additional $33,391, into the Trust Account to extend the time available to the Company to consummate its initial business combination to August 22, 2023.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $9,802 in its operating bank accounts, $16,544,189 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital deficit of $15,082,910. As of June 30, 2023, $1,218,362 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by January 22, 2024, 27 months from the closing of the IPO, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.

Also, in connection with the Company’s assessment of going concern considerations in accordance with ASU No. 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 22, 2024, 27 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023. The interim results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest receivable balance as at June 30, 2023 pertains to interest income on investments held in Trust and will be included in the investment balance when received by the Company. Interest income received is reinvested into the investments held in Trust account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000). At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On January 6, 2023, shareholders holding 23,497,468 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Accordingly, on June 30, 2023, 1,502,532 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,375,000)
Class A ordinary share issuance costs	(16,928,049)
Plus: Accretion of carrying value to redemption value	37,303,049
Class A ordinary share subject to possible redemption as on December 31, 2021	255,000,000
Plus: Accretion of carrying value to redemption value	3,554,215
Class A ordinary share subject to possible redemption as on December 31, 2022	$258,554,215
Less : Redemption of ordinary shares	(243,111,294)
Plus: Accretion of carrying value to redemption value	1,168,449
Class A ordinary share subject to possible redemption as on June 30, 2023	$16,611,370

Net (Loss) Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,070,000 Class A ordinary share at $11.50 per share were issued on October 22, 2021. At June 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,070,000 potential Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	ordinary	ordinary	ordinary	ordinary	ordinary	ordinary	ordinary	ordinary
	share	share	share	share	share	share	share	share
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income before accretion income	$(11,748)	$(51,095)	$1,576,222	$468,209	$(28,649)	$(58,683)	$3,852,614	$1,144,401
Accretion of Class A ordinary shares to redemption value	435,345	—	—	—	1,168,449	—	—	—
Net income (loss) including accretion of Class A Redeemable shares to redemption value	$423,597	$(51,095)	$1,576,222	$468,209	$1,139,800	$(58,683)	$3,852,614	$1,144,401
Denominator:
Weighted average shares outstanding	1,502,532	6,535,000	22,000,000	6,535,000	3,190,195	6,535,000	22,000,000	6,535,000

Basic and diluted net income (loss) per share	$0.28	$(0.01)	$0.07	$0.07	$0.36	$(0.01)	$0.18	$0.18

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

As of October 6, 2021, the fair value of the 95,000 Founder Shares granted to certain independent directors by the Sponsor was $600,530 or $6.32 per share. The Company used a Monte Carlo Model simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar Special Purpose Acquisition Company (“SPAC”) warrants and technology exchange funds which with the Company’s stated industry target and terms until the exercise date. The Company’s Founder Shares sold to independent directors (see Note 5) was deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the 95,000 Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized for the six months ended June 30, 2023.

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

Related Party Loans

On January 6, 2023, the Company issued an unsecured promissory note in the amount of up to $495,000 to the Sponsor (the “Extension Loan”). This loan is non-interest bearing, non-convertible and payable on the consummation of the Company’s initial business combination.  $495,000 is outstanding under this loan and shown under Advances from Sponsor as of June 30, 2023.

On January 17, 2023, the Company issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor (the “2023 Note”). This loan is non-interest bearing and payable on the consummation of the Company’s initial business combination. At maturity, the Sponsor may elect to convert any portion or all of the amount outstanding under the 2023 Note, up to a maximum of $1,000,000, into units of the entity surviving or resulting from the Initial Business Combination at a conversion price of $10.00 per unit. $682,770 is outstanding under this loan and shown under Advances from Sponsor as of June 30, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023, there were no Working Capital Loans outstanding.

Support Services

The Company pays an affiliate of the Sponsor a fee of approximately $20,000 per month following the consummation of the IPO for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2022, aggregate of $95,000 and $185,000 was incurred and $112,296 and $132,296 was paid, respectively, to an entity related to the chief financial officer for support services. For the three and six months ended June 30, 2023, $60,000 and $120,000 was incurred respectively. $130,000 and $100,000 remains unpaid as of June 30, 2023 and December 31, 2022 respectively and is presented as due to affiliate in the balance sheet.

For the six months ended June 30, 2023, an aggregate of $32,755 was paid to an entity related to the Chief Financial Officer for support services.

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

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A ordinary shares—The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,140,000 (excluding 1,502,532 Class A ordinary shares and 25,000,000 Class A ordinary shares subject to possible redemption, respectively) Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 6,535,000 Class B ordinary shares outstanding after giving effect to the forfeiture of 76,500 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full.

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

At June 30, 2023 and December 31, 2022, there were 13,070,000 warrants outstanding (12,500,000 Public Warrants and 570,000 Private Placement Warrants).

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 (unaudited) and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$16,544,189	$16,544,189	—	—
Liabilities:
Warrant Liability - Public Warrants	$125,000	$125,000	—	—
Warrant Liability - Private Placement Warrants	$5,700	—	—	$5,700

		Quoted	Significant	Significant
		Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund held in Trust Account	$257,725,405	$257,725,405	—	—
Liabilities:
Warrant Liability - Public Warrants	$625,000	$625,000	—	—
Warrant Liability - Private Placement Warrants	$28,500	—	—	$28,500

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

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2023 (unaudited) and December 31, 2022:

	June 30, 2023	December 31, 2022
Share Price	$10.95	$10.28
Exercise Price	$11.50	$11.50
Term (years)	5.38	5.62
Volatility	5.1%	4.10%
Risk Free Rate	4.02%	3.90%
Dividend Yield	0.00%	0.00%

At June 30, 2023, the fair value of the Public Warrants and Private Placement Warrants was $0.01. At December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants was $0.05.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2022	$28,500
Change in fair value	(11,400)
Fair value as of March 31, 2023 (unaudited)	$17,100
Change in fair value	(11,400)
Fair value as of June 30, 2023 (unaudited)	$5,700

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2023.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the items disclosed below, there were no subsequent events that would require adjustment or disclosure.

On July 11, 2023, the Company held an EGM for the purpose of considering and voting on the Second Extension Amendment, the Redemption Limitation Amendment and the Trust Agreement Amendment and, if presented, the proposal to adjourn the EGM to a later date.

At the EGM, the shareholders of the Company approved the amendment to the Company’s investment management trust agreement, dated as of October 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit into the Company’s trust account (the “Trust Account”), for each one-month extension, the lesser of (a) $45,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption. In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $750,000, pursuant to a promissory note in favor of the Sponsor (the “July 2023 Note”). The July 2023 Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination (the “Maturity Date”). At the Maturity Date, by providing written notice to the Company, the Sponsor may elect to convert any portion or all of the amount outstanding under the July 2023 Note, up to a maximum of $1,000,000, into securities of the Company. The issuance of the July 2023 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

At the EGM, the shareholders of the Company also approved an amendment (the “Second Extension Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company must consummate an initial business combination for six (6) months from July 22, 2023 to January 22, 2024 (which is 27 months from the closing of our IPO). At the EGM, the shareholders of the Company also approved an amendment (the “Redemption Limitation Amendment”) to the Charter to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

In connection with the EGM, shareholders holding 389,511 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $4.3 million (approximately $11.07 per public share) will be removed from the Trust Account to pay such holders and approximately $12.3 million will remain in the Trust Account. Following redemptions, the Company has 1,113,021 public shares outstanding.

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

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, IPO and identifying a target company for a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2023, we had a net loss of $62,843 which consisted of operating expenses of $512,088, interest income on investments held in trust account of $187,845 and change in fair value of warrants of $261,400.

For the six months ended June 30, 2023, we had a net loss of $87,332 which consisted of operating expenses of $1,283,581, interest income on investments held in trust account of $673,449 and change in fair value of warrants of $522,800.

For the three months ended June 30, 2022, we had a net income of $2,044,429 which consisted of operating expenses of $293,016, unrealized gain on investments held in trust account of $115,545 and change in fair value of warrants of $2,221,900.

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

For the six months ended June 30, 2023, cash used in operating activities was $801,646. Net cash provided by investing activities was $242,616,294 and net cash used in financing activities was 241,933,524.

At June 30, 2023, we had cash and marketable securities held in the trust account of $16,544,189. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $9,802 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net (loss) income per the redeemable shares, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net (loss) income per ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net (loss) income, less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $18,037,545, consisting of $3,787,971 of underwriting fees, $13,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,149,574 of other costs. As described in Note 6, the $13,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2024, 27 months from the closing of the IPO, subject to the terms of the underwriting agreement.

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

NEWCOURT ACQUISITION CORP

Date: August 14, 2023	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)