Form 10-Q/A
period 2023-06-30
Newcourt Acquisition Corp
filed 2023-08-22
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(657) 271-4617
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	NCACU	The Nasdaq Stock Market LLC
Class A ordinary shares , par value $0.0001 per share, included as part of the units	NCAC	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the units	NCACW	The Nasdaq Stock Market LLC

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

As of August 14, 2023, there were 2,253,021 Class A ordinary shares, par value $0.0001 per share and 6,535,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023, as filed with the Securities and Exchange Commission on August 14, 2023 (the “Form 10-Q”), and  is being filed solely to correct a typographical error on the Form 10-Q cover page. The cover page of the Form 10-Q incorrectly stated that as of August 14, 2023, there were 389,511 Class A ordinary shares, par value $0.0001 per share, issued and outstanding. The cover page of this Form 10-Q/A correctly states that as of August 14, 2023, there were 2,253,021 Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

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

NEWCOURT ACQUISITION CORP

Date: August 21, 2023	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)