Form 10-K/A
period 2022-12-31
Newcourt Acquisition Corp
filed 2023-09-20
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (657) 271-4617
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

EXPLANATORY NOTE

Newcourt Acquisition Corp is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on March 23, 2023 (the “Original Filing”) to provide amended disclosures pursuant to correspondence with the staff of the SEC in connection with their review of the Original Filing. The following items have been amended:

Part II, Item 9A Controls and Procedures - Management’s Report on Internal Controls over Financial Reporting

Part II, Item 15. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies – Accounting for Warrants

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

●restrictions on the nature of our investments; and

●restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

●registration as an investment company with the SEC;
●adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;
●reduced liquidity for our securities;
●	a determination that our Class A ordinary shares constitute a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●a limited amount of news and analyst coverage; and
●a decreased ability to issue additional securities or obtain additional financing in the future.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 22, 2023, except for Note 2, as to which the date is September 19, 2023

Item 1. Financial Statements

NEWCOURT ACQUISITION CORP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$128,678	$648,282
Prepaid expenses	248,224	324,938
Interest receivable	828,810	—
Total current assets	1,205,712	973,220
LONG TERM ASSETS
Prepaid expenses-non current	—	248,649
Investments held in Trust Account	257,725,405	255,002,424
TOTAL ASSETS	$258,931,117	$256,224,293
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$417,712	$68,702
Deferred underwriting fee payable	13,100,000	—
Due to related party	100,000	—
Derivative warrant liabilities	653,500	—
Total current liabilities	14,271,212	68,702
Derivative warrant liabilities	—	6,410,000
Deferred underwriting fee payable	—	13,100,000
Total liabilities	14,271,212	19,578,702

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,000,000 shares at redemption value of $10.34 and $10.20 per share on December 31, 2022 and 2021	258,554,215	255,000,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares; $0.0001 par value; 100,000,000 shares authorized; 1,140,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption at December 31, 2022 and 2021)	114	114
Class B ordinary shares; $0.0001 par value; 10,000,000 shares authorized; 6,535,000 shares issued and outstanding at December 31, 2022 and 2021	654	654
Additional paid-in capital	—	—
Accumulated deficit	(13,895,078)	(18,355,177)
TOTAL SHAREHOLDERS’ DEFICIT	(13,894,310)	(18,354,409)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$258,931,117	$256,224,293

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

NEWCOURT ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	(18,355,177)	$(18,354,409)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,554,215)	(3,554,215)
Net income	—	—	—	—	—	8,014,314	8,014,314
Balance, December 31, 2022	1,140,000	$114	6,535,000	$654	$—	$(13,895,078)	$(13,894,310)

For the from period Feb 25, 2021 (Inception) through December 31, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary shares to initial shareholders	—	—	6,611,500	661	24,339	—	25,000
Sale of PPM units including over-allotment	1,140,000	114	—	—	11,399,886	—	11,400,000
Private Warrant Liability	—	—	—	—	(706,800)	—	(706,800)
Forfeiture of issued shares of initial shareholders	—	—	(76,500)	(7)	7	—	—
Accretion for Class A Ordinary shares to redemption value	—	—	—	—	(10,717,432)	(26,585,617)	(37,303,049)
Net Income	—	—	—	—	—	8,230,440	8,230,440
Balance, December 31, 2021	1,140,000	$114	6,535,000	$654	$—	$(18,355,177)	$(18,354,409)

The accompanying notes are an integral part of these financial statements.

NEWCOURT ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the period
		February 25,
		2021
		(inception)
	For the year ended	through
	December 31, 2022	December 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,014,314	$8,230,440
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,722,981)	(2,424)
Change in fair value of warrant liabilities	(5,756,500)	(9,671,800)
Offering costs allocated to warrant issuance	—	1,109,496
Changes in operating assets and liabilities:
Prepaid expenses and other	325,363	(573,587)
Due to related party	100,000	—
Interest receivable	(828,810)	—
Accounts payable and accrued expenses	349,010	68,702
Net cash used in operating activities	(519,604)	(839,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(255,000,000)
Net cash used in investing activities	—	(255,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of paid underwriters’ discount	—	246,212,029
Proceeds from private placement	—	11,400,000
Payment of offering costs	—	(1,149,574)
Proceeds from issuance of Class B common shares to Sponsor	—	25,000
Net cash flows used in financing activities	—	256,487,455

NET CHANGE IN CASH	(519,604)	648,282
CASH, BEGINNING OF YEAR	648,282	—
CASH, END OF YEAR	$128,678	$648,282
Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$—	$16,081,800
Deferred underwriting commissions payable	$—	$13,100,000
Accretion for Class A ordinary shares to redemption value	$3,551,791	$26,585,617

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

	For the year ended December 31, 2022
	Class A Ordinary share	Class B Ordinary share
Basic and diluted net income per share:
Numerator:
Allocation of net income before accretion income	$6,411,451	$1,602,863
Accretion of Class A ordinary shares to redemption value	3,554,215	—
Net income including accretion of Class A Redeemable shares to redemption value	$9,965,666	$1,602,863

Denominator:
Weighted average shares outstanding	26,140,000	6,535,000

Basic and diluted net income per share	$0.38	$0.25

	For the period February 25, 2021 (inception) through December 31, 2021
	Class A Ordinary share	Class B Ordinary share
Basic and diluted net income per share:
Numerator:
Allocation of net income before accretion income	$3,970,571	$4,259,869
Accretion of Class A ordinary shares to redemption value	37,303,049	—
Net income including accretion of Class A Redeemable shares to redemption value	$41,273,620	$4,259,869

Denominator:
Weighted average shares outstanding	6,146,343	6,594,170

Basic and diluted net income per share	$6.72	$0.65

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Black-Scholes pricing model at each measurement date.

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

September 19, 2023	Newcourt Acquisition Corp

	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marc Balkin Marc Balkin	Directors and Chief Executive Officer (Principal Executive Officer)	September 19, 2023

/s/ Jurgen van de Vyver	Chief Financial Officer	September 19, 2023
Jurgen van de Vyver	(Principal Financial and Accounting Officer)