Form 10-Q/A
period 2023-03-31
Newcourt Acquisition Corp
filed 2023-09-20
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Newcourt Acquisition Corp is filing this Amendment No. 1 to its Quarterly Report on Form 10-K (this “Amendment”), to amend its Quarterly Report on Form 10-K for the quarterly period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on May 15, 2023 (the “Original Filing”) solely to revise the disclosure regarding accounting treatment of warrants. The following items have been amended:

Item 1. Interim Financial Statements – Notes to Unaudited Condensed Financial Statements – Note 2. Summary of Significant Accounting Policies – Accounting for Warrants

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Warrant Liabilities

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

i

NEWCOURT ACQUISITION CORP

Quarterly Report on Form 10-Q

ii

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

NEWCOURT ACQUISITION CORP

Date: September 19, 2023	By:	/s/ Marc Balkin
	Name:	Marc Balkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2023	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)