Form 10-Q/A
period 2023-06-30
Newcourt Acquisition Corp
filed 2023-09-20
CIK 1849475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Newcourt Acquisition Corp is filing this Amendment No. 2 to its Quarterly Report on Form 10-K (this “Amendment”), to amend its Quarterly Report on Form 10-K for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on August 14, 2023 (the “Original Filing”), as amended on August 22, 2023 (the “First Amendment”), solely to revise the disclosure regarding accounting treatment of warrants. The following items have been amended:

Item 1. Interim Financial Statements – Notes to Unaudited Condensed Financial Statements – Note 2. Summary of Significant Accounting Policies – Accounting for Warrants

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Warrant Liabilities

The cover page of this Amendment correctly states that as of August 14, 2023, there were 2,253,021 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, as described in the First Amendment.

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